Form 10-Q
period 1995-06-30
SUNBASE ASIA INC
filed 1995-08-21
CIK 95626

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1974.
For the transition period from _____________ to _____________

Commission File No. 0-3132

                               SUNBASE ASIA, INC.
             (Exact name of Registrant as specified in its charter)

        Nevada                                                 94-1612110
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

            19/F., First Pacific Bank Centre, 51-57 Gloucester Road,
                               Wanchai, Hong Kong
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (852) 2865-1511

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X        No
                                  ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock $0.001 Par Value - 11,700,063 shares outstanding at June 30, 1995

                               SUNBASE ASIA, INC.
                               ------------------

                                                                            Page

PART I:   Financial Information

          ITEM 1 --   Financial statements and footnotes                    3-8

          ITEM 2 --   Management's discussion and analysis of financial
                      condition and results of operations                  9-15

PART II:  Other Information                                                  15

PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   AS OF DECEMBER 31, 1994 AND JUNE 30, 1995
       (Amounts in thousands, except number of shares and per share data)

                                                                          (Unaudited)  (Unaudited)
                                              Notes   12/31/94  12/31/94     6/30/95      6/30/95
                                                           RMB       US$         RMB          US$
ASSETS
Current assets
     Cash and bank balances                             65,646     7,909      46,251        5,572
     Accounts receivable, net                          298,210    35,929     487,501       58,735
     Notes receivable                                       --        --      26,744        3,222
     Inventories, net                             4    361,455    43,549     282,237       34,004
     Other receivables                                  35,636     4,293      66,447        8,006
     Due from related companies                        133,047    16,030      94,122       11,340
                                                     ---------  --------  ----------   ----------
Total current assets                                   893,994   107,710   1,003,302      120,879
Fixed assets                                           481,295    57,987     493,798       59,494
Deferred asset                                          35,729     4,305      35,062        4,224
Long term investments                                    6,999       843       6,999          843
                                                     ---------  --------  ----------   ----------
Total assets                                         1,418,017   170,845   1,539,161      185,440
                                                     =========  ========  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short term bank loans                                227,078    27,359     233,107       28,085
  Accounts payable                                     151,853    18,296     105,988       12,770
  Notes payable                                              -         -      15,225        1,834
  Other payables                                        44,761     5,393      86,124       10,376
  Short term obligations
   under capital leases                                 15,873     1,912      16,557        1,995
  Other loans                                           33,810     4,073      33,810        4,073
  Income tax payable                                     9,342     1,126      16,079        1,937
  Taxes other than income                               20,970     2,527      43,825        5,280
  Due to related companies                             130,635    15,739     119,157       14,356
  Due to shareholders                                   11,682     1,407      10,342        1,246
                                                     ---------  --------  ----------   ----------
Total current liabilities                              646,004    77,832     680,214       81,952
Long term bank loans                                    68,424     8,244      83,866       10,104
Long term obligations under
 capital leases                                        124,982    15,058     116,529       14,040
Secured promissory note                           5     42,250     5,090      42,250        5,090
Minority interests                                     288,175    34,720     328,082       39,528
                                                     ---------  --------  ----------   ----------
                                                     1,169,835   140,944   1,250,941      150,714
Shareholders' equity:
Common Stock, par value US$0.001 each,
  50,000,000 shares authorized;
  11,700,063 issued and outstanding                         99        12          99           12
Preferred Stock, par value US$0.001 each,
  25,000,000 shares authorized;
   Convertible Preferred Stock - Series A;
   36 shares issued and outstanding                     44,533     5,366      44,533        5,366
Contributed surplus                                    151,942    18,306     151,942       18,306
Reserves                                                13,011     1,567      12,939        1,559
Retained earnings                                       38,597     4,650      78,707        9,483
                                                     ---------  --------  ----------   ----------
Total shareholders' equity                             248,182    29,901     288,220       34,726
                                                     ---------  --------  ----------   ----------
Total liabilities and shareholders' equity           1,418,017   170,845   1,539,161      185,440
                                                     =========  ========  ==========   ==========

The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             FOR THE PERIODS ENDED JUNE 30, 1994 AND JUNE 30, 1995
       (Amounts in thousands, except number of shares and per share data)
                                  (UNAUDITED)


                                              Six           Six           Six         Three         Three         Three
                                           months        months        months        months        months        months
                                            ended         ended         ended         ended         ended         ended
                               Notes      6/30/94       6/30/95       6/30/95       6/30/94       6/30/95       6/30/95
                                              RMB           RMB           US$           RMB           RMB           US$
Net sales                                 391,039       434,833        52,390       208,362       235,979        28,431

Cost of sales                         (   244,468)  (   265,683)  (    32,010)   (  128,103)  (   143,587)  (    17,300)
                                       ----------    ----------    ----------     ---------    ----------    ----------
Gross profit                              146,571       169,150        20,380        80,259        92,392        11,131

Selling, general and
  administrative
  expenses                            (    42,421)  (    51,045)  (     6,150)   (   17,386)  (    26,626)  (     3,208)

Interest expense, net                 (    23,168)  (    23,589)  (     2,842)   (   11,682)  (     7,540)  (       908)
                                       ----------    ----------    ----------     ---------    ----------    ----------

Income before income taxes                 80,982        94,516        11,388        51,191        58,226         7,015

Provision for income taxes:
   -Current                           (    12,501)  (    14,499)  (     1,747)   (    7,856)  (     8,888)  (     1,071)
   -Deferred                                   --            --            --            --            --            --
                                       ----------    ----------    ----------     ---------    ----------    ----------

Income before minority
   interests                               68,481        80,017         9,641        43,335        49,338         5,944

Minority interests                    (    34,406)  (    39,907)  (     4,808)   (   21,620)  (    24,466)  (     2,948)
                                       ----------    ----------    ----------     ---------    ----------    ----------
Net income                                 34,075        40,110         4,833        21,715        24,872         2,996
                                           ======        ======         =====        ======        ======         =====

Earnings per common share          6         2.23          2.62          0.32          1.42          1.62          0.20
                                             ====          ====          ====          ====          ====          ====

Numbers of shares
   outstanding                     6   15,300,063    15,300,063    15,300,063    15,300,063    15,300,063    15,300,063
                                       ==========    ==========    ==========    ==========    ==========    ==========

The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND JUNE 30, 1995
                             (Amounts in thousands)
                                  (UNAUDITED)


                                                     Six        Six        Six
                                                  Months     Months     Months
                                                   ended      ended      ended
                                                 6/30/94    6/30/95    6/30/95
                                                     RMB        RMB        US$
Cash flows from operating activities:
Net Income                                        34,075     40,110      4,832
Adjustments to reconcile income to net
  cash provided by operating activities:
Minority interests                                34,406     39,907      4,808
Depreciation                                      22,281     22,220      2,677
Loss on disposal of fixed assets                      --        969        117
Others                                          (    391)  (    463)  (     56)

(Increase) decrease in assets:
Accounts receivable                             (243,715)  (189,291)  ( 22,806)
Notes receivable                                      --   ( 26,744)  (  3,222)
Inventories                                     ( 17,936)    80,276      9,672
Other receivables                               ( 33,980)  ( 30,811)  (  3,712)
Due from related companies                      (    736)    38,925      4,690

Increase (decrease) in liabilities:
Accounts payable                                  14,544   ( 45,865)  (  5,526)
Notes payable                                         --     15,225      1,834
Other payables                                    31,422     41,363      4,983
Income tax payable                                14,858      6,737        812
Taxes other than income                           34,053     22,855      2,754
Due to related companies                          19,718   ( 19,247)  (  2,319)
Due to shareholders                             (    354)  (  1,340)  (    162)
                                                --------   --------   --------
Net cash used in operating activities           ( 91,755)  (  5,174)  (    624)

Cash flows from investing activities:
Proceeds from disposal of fixed assets                --        274         33
Disposal of long term investment                     263         --         --
Addition to fixed assets                        ( 25,119)  ( 35,966)  (  4,333)
                                                --------   --------   --------
Net cash used in investing activities           ( 24,856)  ( 35,692)  (  4,300)
                                                --------   --------   --------

Cash flows from financing activities:
Proceeds from short term bank loans              228,863    186,889     22,517
Repayment of short term bank loans              (189,394)  (180,860)  ( 21,790)
Redemption of debentures                        ( 10,000)        --         --
Proceeds from long term bank loans                 8,852     15,442      1,860
                                                --------   --------   --------
Net cash provided by financing activities         38,321     21,471      2,587
                                                --------   --------   --------

Net decrease in cash and cash equivalents       ( 78,290)  ( 19,395)  (  2,337)
Cash and cash equivalents, at beginning of
 period                                          166,615     65,646      7,909
                                                --------   --------   --------
Cash and cash equivalents, at end of period       88,325     46,251      5,572
                                                ========   ========   ========

Non-cash transaction:
Financing of lease arrangements                    7,449      7,769        936
                                                   =====      =====        ===

The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE PERIODS ENDED JUNE 30, 1994 AND JUNE 30, 1995
       (Amounts in thousands, except number of shares and per share data)

1.  GENERAL

    Sunbase Asia, Inc. ("the Company") acquired 100% of the issued share capital of China Bearing Holdings Limited ("China Bearing") on December 2, 1994 pursuant to a Share Exchange Agreement with Asean Capital Limited. At the date of the exchange, 1,439,063 shares of common stock were outstanding. Immediately following the exchange, the total number of shares of common stock outstanding was 11,700,063. The exchange has been treated as a recapitalization of China Bearing with China Bearing as the acquirer (reverse acquisition). The historical financial statements prior to December 2, 1994 are those of China Bearing.

    The Company is a Nevada Corporation which owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership in Harbin Bearing Company Limited, a joint stock limited company organized under the law of the People's Republic of China.

    Harbin Bearing Company Limited develops and manufactures bearings in China and sells bearings primarily in China as well as western countries, including the United States.

2.  BASIS OF PRESENTATION

    The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1995, the results of operations for the three months and six months ended June 30, 1994 and 1995, and the changes in cash flows for the six months ended June 30, 1994 and 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

             FOR THE PERIODS ENDED JUNE 30, 1994 AND JUNE 30, 1995 (Amounts in thousands, except number of shares and per share data)


    The results of operations for the three months and six months ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1995.

3.  FOREIGN CURRENCY EXCHANGE

    The Company's reporting currency is Renminbi. For financial reporting purposes, translation of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on June 30, 1995 of US$ 1.00 - RMB 8.3. No representation is made that the RMB amounts would have been, or would be converted into US$ at the rate on June 30, 1995 or at any other time.

4.    INVENTORIES


        Inventories are comprised of:

                                                      (Unaudited)
                                       December 31,      June 30,
                                               1994          1995
                                                RMB           RMB

  Raw materials                             122,684        91,633
  Work-in-progress                           87,839       107,563
  Finished goods                            169,948       101,175
                                           --------      --------
                                            380,471       300,371
  Less:  Allowance for obsolescence        ( 19,016)     ( 18,134)
                                           --------      --------

  Inventories, net                          361,455       282,237
                                           ========      ========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

             FOR THE PERIODS ENDED JUNE 30, 1994 AND JUNE 30, 1995 (Amounts in thousands, except number of shares and per share data)


5.  SECURED PROMISSORY NOTE

          The promissory note (the "Note") was issued to Asean Capital Limited in connection with the Share Exchange Agreement and is secured by a continuing security interest in all of the Company's title and interest in the outstanding capital stock of its wholly-owned subsidiary China Bearing Holdings Limited ("China Bearing"). The net assets of China Bearing represents all of the net assets of the Company before taking into account the carrying value of the Note together with the accrued interest.

          The Note is repayable in full on December 31, 1996 and bears interest at 8% per annum.


6.  EARNINGS PER SHARE/NUMBER OF SHARES OUTSTANDING

          During December 1994, the Company issued new shares in consideration for the acquisition of the interests in China Bearing, which acquisition has been accounted for as a reverse acquisition. As a result, the earnings per share for the periods ended June 30, 1994 are presented on a pro forma basis, and have been calculated using the common stock and common stock equivalents outstanding, after assuming that all convertible preferred stock has been converted into common stock, as if the existing and new shares had been outstanding throughout all 1994 periods presented. The earnings per common share for the periods ended June 30, 1995 have been calculated using the weighted average number of shares of common stock and common stock equivalents outstanding, after assuming that all convertible preferred stock has been converted into common stock. The Series A Convertible Preferred Stock may be converted at the option of the holder at the rate of 100,000 shares of common stock for one share of Series A Convertible Preferred Stock.

ITEM 2 - Management's discussion and analysis of financial condition and results of operations


OVERVIEW

          The Company owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership in Harbin Bearing Company Limited, a joint stock limited company organized under the law of the People's Republic of China ("Harbin Bearing"), which develops and manufactures bearings in China and sells bearings in China as well as western countries, including the United States.

          The Company produces six types of bearings with a focus on medium and large sized bearings which have a relatively higher profit margin. During the second quarter of 1995, there were six new bearing products in production of which approximately two thousand units were sold. In total, there were eleven new bearing products in production of which about seven thousand units were sold during the six months ended June 30, 1995. Those new bearing products are mainly medium and large-sized self-aligning ball bearings and angular contact ball bearings which are used for motor vehicles and machine-tools applications, respectively.

          Unless specifically stated, all amounts in this Management's Discussion and Analysis are in thousands (RMB '000).

RESULTS OF OPERATION

I.   Second Quarter Comparison

                                                         Quarter    Quarter
                                                           ended      ended
                                                        June 30,   June 30,
                                                            1995       1994
                                                             RMB        RMB
Sales                                                    235,979    208,362
Cost of sales                                           (143,587)  (128,103)
                                                        --------   --------

Gross Profit                                              92,392     80,259

Gross Profit percentage                                    39.1%      38.5%

Selling, General and Administrative
 expenses                                               ( 26,626)  ( 17,386)
Finance Expenses                                        (  7,540)  ( 11,682)
                                                        --------   --------

Income Before Taxes and Minority
 Interests                                                58,226     51,191
                                                        ========   ========

Sales

Sales increased by RMB 27,617 or 13.3% in the quarter ended June 30, 1995 as compared with the quarter ended June 30, 1994. The increase in sales was attributable to:
          (i) an increase in demand from industries such as automotive and machine-tools;
          (ii) a change in sales mix as the Company focused on producing and selling higher margin medium and large sized ball bearings since the third quarter of 1994.


Gross Profit

Cost of sales increased from RMB 128,103 in the second quarter of 1994 to RMB 143,587 in the second quarter of 1995. The net result was that gross profit increased by 15.1% or RMB 12,133 in the second quarter of 1995 compared to the second quarter of 1994. Gross profit as a percentage of revenue increased from 38.5% in the second quarter of 1994 to 39.1% in the second quarter of 1995. The increase was mainly due to higher general sales prices during the period from 1994 to 1995 and the effect of the sales mix change to higher-margin products.


Selling, General and Administrative Expenses

Total Selling, General and Administrative Expenses were RMB 26,626 or 11.3% of net revenue in the second quarter of 1995 as compared to RMB 17,386 or 8.3% of net revenue in the second quarter of 1994.

Selling Expenses increased by RMB 1,912 in the second quarter of 1995 compared to the second quarter of 1994. The increase was mainly due to additional royalty expenses resulting from the increase in sales. In addition, marketing and transportation costs increased as the Company put forth significant efforts to improve its customer and market focus. Selling expenses as a percentage of revenue increased from 2.7% in 1994 to 3% in 1995.

General and Administrative Expenses increased by 22% or RMB 3,692 in the second quarter of 1995 compared to the second quarter of 1994. General and Administrative Expenses as a percentage of revenue increased from 7.9% in 1994 to 8.6% in 1995. The increase in General and Administrative Expenses was mainly due to the increase in staff wages and welfare costs associated with the hiring of new workers. There was no significant change in number of workers between the first quarter and second quarter of 1995.

Other expenses increased by RMB 3,636 in the second quarter of 1995 compared to the second quarter of 1994. The increase was mainly due to the compensation for a voluntary early retirement program established after July 1994. The purpose of the early retirement program is to streamline the organizational structure and improve operating efficiency. Under this program, a worker could get up to a maximum amount of RMB 25 depending on years of service. In 1994, the total amount paid for this program was RMB 7,243. The Company expects the compensation paid for this year will not be more than RMB 7,000.


Finance Expenses

Finance Expenses mainly represent interest expense. As a result of the overaccrual of interest expense of RMB 4,750 during the first quarter of 1995 (which was subsequently reversed during the second quarter of 1995), interest expense for the second quarter of 1995 was underaccrued by a similar amount. Excluding the effect of this RMB 4,750 adjustment, Finance Expenses increased by 5.2% or RMB 608 in the second quarter of 1995 compared to the second quarter of 1994. The increase was mainly attributable to interest expense related to a US$ 5,000 promissory note issued on December 31, 1994, with interest payable at 8% per annum.


II.  Six Months Period Comparison


                                           Six months   Six months
                                                ended        ended
                                             June 30,     June 30,
                                                 1995         1994
                                                  RMB          RMB
Sales                                         434,833      391,039
Cost of Sales                                (265,683)    (244,468)
                                             --------     --------

Gross Profit                                  169,150      146,571

Gross Profit percentage                          38.9%        37.5%

Selling, General and Administrative
 expenses                                    ( 51,045)    ( 42,421)
Finance Expenses                             ( 23,589)    ( 23,168)
                                             --------     --------

Income Before Income Taxes and Minority
 Interests                                     94,516       80,982
                                             ========     ========


Sales

Sales increased by RMB 43,794 or 11.2% during the six months ended June 30, 1995 as compared with the six months ended June 30, 1994. The reasons for the increase in sales are the same as the reasons stated in the previous comparison of the second quarter of 1995 to the second quarter of 1994.


Gross Profit

Cost of sales increased from RMB 244,468 in the six months ended June 30, 1994 to RMB 265,683 in the six months ended June 30, 1995. The net result was that gross profit increased by RMB 22,579 or 15.4% in 1995 compared to 1994. Gross profit as a percentage of revenue increased from 37.5% in 1994 to 38.9% in 1995, reflecting the increase in general sales prices during the period from 1994 to 1995 and the effect of the sales mix change to higher-margin products.


Selling, General and Administrative Expenses

Total Selling, General and Administrative Expenses were RMB 51,045 or 11.7% of net revenue in the six months ended June 30, 1995 as compared to RMB 42,421 or 10.8% of net revenue in the six months ended June 30, 1994.

Selling Expenses increased by RMB 1,457 in the six months ended June 30, 1995 compared to the six months ended June 30, 1994. The increase was mainly due to additional royalty expenses, marketing and transportation costs as discussed in the previous comparison of the second quarter of 1995 to the second quarter of 1994. Selling expenses as a percentage of revenue increased from 1.4% in 1994 to 1.6% in 1995.

General and Administrative Expenses increased by RMB 7,167 or 20% RMB in the six months ended June 30, 1995 compared to the six months ended June 30, 1994. The significant increase was mainly due to the compensation for a voluntary early retirement program, as previously discussed, during the six months ended June 30, 1995 of RMB 5,051 which was established after July 1994. Also, during the six months ended June 30, 1995, there was a loss on disposal of fixed assets of RMB 917 whereas in the six months ended June 30, 1994, there was a gain on disposal of fixed assets of RMB 1,087.

Finance Expenses

Finance Expenses increased by RMB 421 in the six months ended June 30, 1995 compared to the six months ended June 30, 1994. The increase was mainly attributable to interest expense related to a US$ 5,000 promissory note issued on December 30, 1994 with interest payable at 8% per annum.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased by RMB 19,395 during the six months ended June 30, 1995 as compared to the decrease in cash position during the six months ended June 30, 1994 of RMB 78,290.


Operating activities

The Company utilized cash in operating activities of RMB 5,174 in the six months ended June 30, 1995 compared to RMB 91,755 in the six months ended June 30, 1994. The decrease in cash outflow was mainly due to the decrease in accounts receivable (including notes receivable) and inventories of RMB 27,680 and RMB 98,212 in the six months ended June 30, 1995, respectively, as a result of improvement in cash settlements from customers and better inventory control. This was partially offset by an increase in cash outflow of RMB 45,184 in the six months ended June 30, 1995 due to increased payments to suppliers (denoted by decreases in accounts payable and notes payable). The Company intends to strengthen the enforcement of credit control and the acceleration of the cash collection.

As of June 30, 1995, the Company's working capital had increased to RMB 323,088 as compared to RMB 247,990 at December 31, 1994 and RMB 254,634 at June 30, 1994. The Company's current ratio was 1.47:1 as of June 30, 1995, as compared to 1.38:1 at December 31, 1994 and 1.5:1 at June 30, 1994.


Investing activities

Total capital expenditures for the six months ended June 30, 1995 were RMB 35,966 and were mainly for construction of new plant, buildings and renovating existing facilities and equipment. They were mainly financed by internally generated funds and the long term bank loans (see below).

The Company had outstanding capital commitments for the purchase of equipment and the construction of plant of approximately RMB 91,500 at December 31, 1994, and RMB 55,000 at June 30, 1995.

Financing activities

The Company relies on both long- and short-term bank loans from Chinese banks to support its operating and capital requirements. Short-term bank loans have terms ranging from three months to six months, and are renewed on a revolving basis. During the six months ended June 30, 1995, new bank loans drawn down (after deducting repayment of previous loans) totalled RMB 6,029. The increase in short-term bank loans in 1995 was utilized for funding operating activities.

Long-term bank loans are utilized to fund capital expansion projects. During the six months ended June 30, 1995, new long-term bank loans totalled RMB 15,442, whereas during the six months ended June 30, 1994, new long-term bank loans totalled RMB 8,852. The increase in long-term bank loans in 1995 compared to 1994 was mainly due to additional capital projects requirements.

The Company believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions. The Company believes that cash flow from operations, combined with bank borrowings, will provide sufficient cash flow to finance internal growth and debt service requirements for the foreseeable future.


Effect of Inflation

In China, the general inflation rate continued to be in excess of 10% on an annualized basis during the six months ended June 30, 1995, but it is expected that the Chinese government will make substantial efforts to control inflation over the near term.

Inflation affects the performance of the Company in two ways: pricing and costs. The Company has raised its product price to shift part of the inflated costs to the customers. For cost, regarding the major raw material (bearing steel), the price remained fairly stable during 1994 and 1995. The only major impact of inflation on cost was on labor cost as wages of the employees has been increased. However, due to the improved operational efficiency as reflected by the increased gross profit ratio during the six months ended June 30, 1995, the overall effect of inflation did not have a material impact on the Company's performance. Due to the establishment of a higher scale of production and better control on its production cost structure, management believes that the high inflation rate would have a favorable impact on the market share of the Company because it would increase its relative competitiveness in the market to the detriment of other smaller manufacturers which would experience the same effects of inflation.


                          Part II.  OTHER INFORMATION

Item 6.  Exhibit

         (a)  Exhibits:

              27   Financial Data Schedule

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SUNBASE ASIA, INC.



Date:  August 17, 1995          BY /s/ GUNTER GAO
                                   __________________________________________
                                   Gunter Gao
                                   Chairman of the Board, President and Director (Duly authorized officer)



Date:  August 17, 1995          BY /s/ ROGER LI
                                   _______________________________________
                                   Roger Li
                                   Director and Chief Financial Officer