Form 10-Q
period 1995-09-30
SUNBASE ASIA INC
filed 1995-11-20
CIK 95626

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 1995

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1974.

For the transition period from ____________ to ____________

Commission File No. 0-3132

                               SUNBASE ASIA, INC.
                     (Exact name of Registrant as specified
                                in its charter)

          Nevada                                  94-1612110
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

                        19/F., First Pacific Bank Centre
                             51-57 Gloucester Road
                               Wanchai, Hong Kong
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (852) 2865-1511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X        No
                    ---          ---

As of September 30, 1995, the Company had 11,700,063 shares of common stock issued and outstanding.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                      -----------------------------------

                                     INDEX

                                                        Page
                                                        ----
PART I:  Financial Information

     ITEM 1 -- Financial statements                        3

     ITEM 2 -- Management's discussion and
               analysis of financial condition
               and results of operations                   9

PART II:  Other Information

Signatures                                                16

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            AS OF DECEMBER 31, 1994
                             AND SEPTEMBER 30, 1995
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                           (Unaudited)   (Unaudited)
                                                     12/31/94   12/31/94      9/30/95       9/30/95
                                            Notes         RMB         US   $      RMB           US$
                                                    ---------   --------   ----------    ----------
ASSETS
Current assets
 Cash and bank balances                                65,646      7,890       61,767         7,424
 Accounts receivable, net                             298,210     35,843      551,604        66,299
 Notes receivable                                          --         --       35,133         4,223
 Inventories, net                               4     361,455     43,444      267,467        32,147
 Other receivables                                     35,636      4,283       72,179         8,675
 Due from related companies                           133,047     15,991      100,918        12,129
                                                    ---------   --------   ----------    ----------
Total current assets                                  893,994    107,451    1,089,068       130,897
Fixed assets                                          481,295     57,848      504,381        60,623
Deferred asset                                         35,729      4,294       21,581         2,594
Long term investments                                   6,999        841        4,369           525
                                                    ---------   --------   ----------    ----------
Total assets                                        1,418,017    170,434    1,619,399       194,639
                                                    =========   ========   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short term bank loans                                227,078     27,293      241,397        29,014
 Accounts payable                                     151,853     18,252      113,005        13,582
 Notes payable                                             --         --       14,620         1,757
 Other payables                                        44,761      5,380       79,369         9,540
 Short term obligations under capital
  leases                                               15,873      1,908       16,909         2,032
 Other loans                                           33,810      4,064       33,810         4,064
 Income tax payable                                     9,342      1,123       23,702         2,849
 Taxes other than income                               20,970      2,520       47,887         5,756
 Due to related companies                             130,635     15,701      130,778        15,719
 Due to shareholders                                   11,682      1,404       12,146         1,460
                                                    ---------   --------   ----------    ----------
Total current liabilities                             646,004     77,645      713,623        85,773
Long term bank loans                                   68,424      8,224       96,949        11,652
Long term obligations under capital
 leases                                               124,982     15,022      112,167        13,482
Secured promissory note                         5      42,250      5,078       42,250         5,078
Minority interests                                    288,175     34,636      347,343        41,748
                                                    ---------   --------   ----------    ----------
                                                    1,169,835    140,605    1,312,332       157,733

Shareholders' equity:
Common Stock, par value US$0.001 each,
 50,000,000 shares authorized;
 11,700,063 issued, and fully paid up                      99         12           99            12
Preferred Stock, par value US$0.001
 each, 25,000,000 shares authorized;
  Convertible Preferred Stock -
  Series A; 36 shares issued and
  outstanding                                          44,533      5,352       44,533         5,352
Contributed surplus                                   151,942     18,262      151,942        18,262
Reserves                                               13,011      1,564       12,939         1,555
Retained earnings                                      38,597      4,639       97,554        11,725
                                                    ---------   --------   ----------    ----------
Total shareholders' equity                            248,182     29,829      307,067        36,906
                                                    ---------   --------   ----------    ----------
Total liabilities and shareholders'
 equity                                             1,418,017    170,434    1,619,399       194,639
                                                    =========   ========   ==========    ==========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             FOR THE PERIODS ENDED JUNE 30, 1994 AND JUNE 30, 1995
       (Amounts in thousands, except number of shares and per share data)

                                             Nine          Nine          Nine          Three          Three         Three
                                            months        months        months         months        months        months
                                             ended         ended         ended         ended          ended         ended
                                             9/30/94       9/30/95       9/30/95        9/30/94       9/30/95       9/30/95
                                  Notes          RMB           RMB            US    $       RMB           RMB           US$
                                          ----------    ----------    ----------    -----------    ----------    ----------
Net sales                                    589,360       651,070        78,254        198,321       216,237        25,990

Cost of sales                               (361,631)     (397,584)      (47,787)      (117,163)     (131,901)      (15,853)
                                          ----------    ----------    ----------    -----------    ----------    ----------
Gross profit                                 227,729       253,486        30,467         81,158        84,336        10,137

Selling, general and
  administrative expenses                    (74,252)      (77,804)       (9,351)       (31,831)      (26,759)       (3,216)

Interest expense, net                        (34,491)      (36,060)       (4,334)       (11,323)      (12,471)       (1,499)
                                          ----------    ----------    ----------    -----------    ----------    ----------
Income before income taxes                   118,986       139,622        16,782         38,004        45,106         5,422

Provision for income taxes:
  - Current                                  (19,422)      (21,497)       (2,584)        (6,921)       (6,999)         (841)
  - Deferred                                       -             -             -              -             -             -
                                          ----------    ----------    ----------    -----------    ----------    ----------

Income before minority
  interests                                   99,564       118,125        14,198         31,083        38,107         4,581

Minority interests                           (49,564)      (59,168)       (7,112)       (15,158)      (19,261)       (2,315)
                                          ----------    ----------    ----------    -----------    ----------    ----------
Net income                                    50,000        58,957         7,086         15,925        18,846         2,266
                                          ==========    ==========    ==========    ===========    ==========    ==========
Earnings per common share             6         3.27          3.85          0.46           1.04          1.23          0.15
                                          ==========    ==========    ==========    ===========    ==========    ==========
Number of shares outstanding          6   15,300,063    15,300,063    15,300,063     15,300,063    15,300,063    15,300,063
                                          ==========    ==========    ==========    ===========    ==========    ==========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1995
       (Amounts in thousands, except number of shares and per share data)


                                                         Nine        Nine        Nine
                                                        Months      Months      Months
                                                         ended       ended      ended
                                                        9/30/94     9/30/95    9/30/95
                                                            RMB         RMB        US$
                                                       --------    --------    -------
Cash flows from operating activities:
Net Income                                               50,000      58,957      7,086
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Minority interests                                   49,564      59,168      7,112
    Depreciation                                         33,422      33,376      4,011
    Loss on disposal of fixed assets                         --         969        116
    Others                                                1,422         400         48

(Increase) decrease in assets:
Accounts receivable                                    (344,257)   (253,394)   (30,456)
Notes receivable                                             --     (35,133)    (4,223)
Inventories                                              (4,517)     93,988     11,297
Other receivables                                         7,201     (36,543)    (4,392)
Due from related companies                              (64,414)     32,129      3,862
Deferred tax                                              2,500          --         --

Increase (decrease) in liabilities:
Accounts payable                                         22,263     (38,848)    (4,669)
Notes payable                                                --      14,620      1,757
Other payables                                           27,032      34,608      4,160
Income tax payable                                       21,191      14,360      1,726
Taxes other than income                                  41,019      40,593      4,879
Due to related companies                                 14,706     (11,636)    (1,399)
Due to shareholders                                       8,005         464         56
                                                       --------    --------    -------
Net cash provided by (used in)
  operating activities                                 (134,863)      8,078        971
                                                       --------    --------    -------

Cash flows from investing activities:
Proceeds from disposal of fixed assets                       --         274         33
Disposal of long term investment                            263       2,630        316
Addition to fixed assets                                (63,333)    (57,705)    (6,936)
                                                       --------    --------    -------
Net cash used in investing activities                   (63,070)    (54,801)    (6,587)
                                                       --------    --------    -------

Cash flows from financing activities:
Proceeds from short term bank loans                     404,723     393,691     47,319
Repayment of short term bank loans                     (360,344)   (379,372)   (45,597)
Redemption of debentures                                (10,000)         --         --
Proceeds from long term bank loans                       49,929      28,525      3,428
                                                       --------    --------    -------
Net cash provided by financing activities                84,308      42,844      5,150
                                                       --------    --------    -------

Net decrease in cash and cash equivalents              (113,625)     (3,879)      (466)
Cash and cash equivalents, at beginning of period       166,615      65,646      7,890
                                                       --------    --------    -------
Cash and cash equivalents, at end of period              52,990      61,767      7,424
                                                       ========    ========    =======

Non-cash transaction:
Financing of lease arrangements                          10,827      11,779      1,416
                                                       ========    ========    =======

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE PERIODS ENDED SEPTEMBER 30, 1994 AND 1995
                 (Amounts in thousands, except number of shares
                              and per share data)


1. GENERAL

      Sunbase Asia, Inc. (the "Company") acquired 100% of the issued share capital of China Bearing Holdings Limited ("China Bearing") on December 2, 1994 pursuant to a Share Exchange Agreement with Asean Capital Limited in exchange for the issuance of 10,261,000 shares of common stock. At the date of the exchange, 1,439,063 shares of common stock were outstanding. Immediately following the exchange, the total number of shares of common stock outstanding was 11,700,063. The exchange has been treated as a recapitalization of China Bearing with China Bearing as the acquirer (reverse acquisition). The historical financial statements prior to December 2, 1994 are those of China Bearing.

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

2. BASIS OF PRESENTATION

      The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1995, the results of operations for the three months and nine months ended September 30, 1994 and 1995, and the changes in cash flows for the nine months ended September 30, 1994 and 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission.

      The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1995.

3. FOREIGN CURRENCY EXCHANGE

      The Company's reporting currency is Renminbi. For financial reporting purposes, translation of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on September 30, 1995 of US$ 1.00 = RMB 8.32. No representation is made that the RMB amounts would have been, or would be converted into US$ at the rate on September 30, 1995 or at any other time.

4. INVENTORIES

   Inventories are comprised of:

                                              (Unaudited)
                             December 31,    September 30,
                                 1994             1995
                                  RMB             RMB
                             -------------   --------------

   Raw materials                  122,684           98,399
   Work-in-progress                87,839          107,684
   Finished goods                 169,948           79,518
                                  -------          -------
                                  380,471          285,601
   Less:  Allowance for
     obsolescence                 (19,016)         (18,134)
                                  -------          -------

   Inventories, net               361,455          267,467
                                  =======          =======

5. SECURED PROMISSORY NOTE

      The promissory note (the "Note") was issued to Asean Capital Limited effective December 30, 1994 in connection with the Share Exchange Agreement and is secured by a continuing security interest in all of the

   Company's title and interest in the outstanding capital stock of China Bearing, its wholly-owned subsidiary. The net assets of China Bearing represents all of the net assets of the Company before taking into account the carrying value of the Note together with the accrued interest.

      The Note is repayable in full on December 31, 1996 and bears interest at 8% per annum.

6. EARNINGS PER SHARE/NUMBER OF SHARES OUTSTANDING

      During December 1994, the Company issued new shares in consideration for the acquisition of the interests in China Bearing, which acquisition has been accounted for as a reverse acquisition. As a result, the earnings per share for the periods ended September 30, 1994 are presented on a pro forma basis, and have been calculated using the common stock and common stock equivalents outstanding, after assuming that all convertible preferred stock has been converted into common stock, as if the existing and new shares had been outstanding throughout all 1994 periods presented. The earnings per common share for the periods ended September 30, 1995 have been calculated using the weighted average number of shares of common stock and common stock equivalents outstanding, after assuming that all convertible preferred stock has been converted into common stock. The Series A Convertible Preferred Stock may be converted at the option of the holder at a rate of 100,000 shares of common stock for one share of Series A Convertible Preferred Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


OVERVIEW

   The Company owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership in Harbin Bearing Company Limited, a joint stock limited company organized under the law of the People's Republic of China ("Harbin Bearing"), which develops and manufactures bearings in China and sells bearings in China as well as western countries, including United States.

   The Company produces six types of bearings: deep groove ball bearings, self-aligning bearings, cylindrical roller bearings, angular contact ball bearings, tapered roller bearings and thrust bearings, with a focus on medium and large sized bearings which have a relatively higher profit margin. During the third quarter of 1995, seven new bearing products were introduced. In total, eighteen new bearing products were introduced during the nine months ended September 1995. Those new bearing products are mainly medium and large sized self-aligning ball bearings and angular contact ball bearings which are used for motor vehicles and machine-tools applications, respectively.

   The Company raised the selling price of all bearing products effective July 1, 1995 by an average of 3-5% in order to cover increasing costs, as compared to July 1, 1994 sales price increases of 5-8%.

Unless specifically stated, all amounts in this Management's Discussion and Analysis are in thousands (RMB '000).

RESULTS OF OPERATION

I. THIRD QUARTER COMPARISON

                                         Quarter          Quarter
                                           ended            ended
                                   September 30,    September 30,
                                            1995             1994
                                             RMB              RMB
                                   -------------    -------------

   Sales                                 216,237          198,321
   Cost of sales                        (131,901)        (117,163)
                                        --------         --------

   Gross Profit                           84,336           81,158

   Gross Profit percentage                  39.0%            40.9%

   Selling, General and
     Administrative expenses             (26,759)        ( 31,831)
   Interest Expense                      (12,471)        ( 11,323)
                                        --------         --------

   Income Before Income Taxes
     and Minority Interests               45,106           38,004
                                        ========         ========

Sales
-----

Sales increased by RMB 17,916 or 9.0% in the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994. The increase in sales was mainly due to an increase in selling prices of 3 to 5%, effective July 1, 1995 and the Company's efforts to change its sales mix to higher margin medium and large sized ball bearings which commenced in the third quarter of 1994.


Gross Profit
------------

Cost of sales increased from RMB 117,163 in the third quarter of 1994 to RMB 131,901 in the third quarter of 1995. The net result was that gross profit increased by 3.9% or RMB 3,178 in the third quarter of 1995 as compared to the third quarter of 1994. The increase in gross profit was attributable to increased selling prices and the change in sales mix as mentioned above. However, gross profit as a percentage of revenue decreased from 40.9% in the third quarter of 1994 to 39.0% in the third quarter of 1995. The decrease in gross margins was primarily a result of an increase in the cost of sales, which increased at a relatively constant rate, and which exceeded the aggregate effect of the annual increases in selling prices.

Selling, General and Administrative Expenses
--------------------------------------------

Total Selling, General and Administrative Expenses were RMB 26,759 or 12.4% of net revenue in the third quarter of 1995 as compared to RMB 31,831 or 16.1% of net revenue in the third quarter of 1994.

Selling Expenses decreased by RMB 780 or 18% in the third quarter of 1995 as compared to the third quarter of 1994. The decrease was mainly due to the increase in transportation costs recovered from customers which was partially offset by additional royalty expenses resulting from the increase in sales. Selling expenses as a percentage of revenue decreased from 2.2% in 1994 to 1.6% in 1995.

General and Administrative Expenses increased by 16.8% or RMB 3,058 in the third quarter of 1995 as compared to the third quarter of 1994. General and Administrative Expenses as a percentage of revenue increased from 9.8% in 1994 to 10.4% in 1995. The increase in General and Administrative Expenses was mainly due to the increase in staff wages and welfare costs associated with the hiring of new workers. There was no significant change in number of workers between the second quarter and third quarter of 1995.

Other expenses decreased by RMB 7,350 in the third quarter of 1995 as compared to the third quarter of 1994. The decrease was mainly due to the decrease in compensation expense related to the voluntary early retirement program (established after July 1994) and nonrecurring expenses which were incurred for the first anniversary ceremony of Harbin Bearing in 1994. No such expenses were incurred in the third quarter of 1995. The objective of the early retirement program is to streamline the organizational structure and improve the operational efficiency of Harbin Bearing. Under this program, a worker is entitled to a maximum amount of RMB 25 depending on years of service. In 1994, the total amount paid for this program was RMB 7,243. The Company expects the compensation paid under this program for 1995 will not exceed RMB 7,000.

Interest Expense
----------------

Interest Expense, net of capitalized interest, increased by RMB 1,148 or 10.1% in the third quarter of 1995 as compared to the third quarter of 1994. The increase was primarily attributable to interest expense related to a US$ 5,000 promissory note issued on December 30, 1994, with interest payable at 8% per annum, and to an increase in short-term bank loans.

II. NINE MONTHS PERIOD COMPARISON



                                     Nine months      Nine months
                                        ended            ended
                                    September 30,    September 30,
                                         1995             1994
                                         RMB              RMB
                                    --------------   --------------

Sales                                     651,070          589,360
Cost of sales                            (397,584)        (361,631)
                                         --------         --------
Gross Profit                              253,486          227,729

Gross Profit percentage                      38.9%            38.6%

Selling, General and
  Administrative expenses                ( 77,804)        ( 74,252)
Interest Expense                         ( 36,060)        ( 34,491)
                                         --------         --------
Income Before Income Taxes and
  Minority Interests                      139,622          118,986
                                         ========         ========

Sales
-----

Sales increased by RMB 61,710 or 10.5% in the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase in sales was the result of an increase in demand for bearings in China, particularly in the automotive and machine-tools market, an increase in selling prices and the Company's efforts to change its sales mix to higher margin medium and large sized ball bearings which commenced in the third quarter of 1994.


Gross Profit
------------

Cost of sales increased from RMB 361,631 in the nine months ended September 30, 1994 to RMB 397,584 in the nine months ended September 30, 1995. The net result was that gross profit increased by RMB 25,757 or 11.3% in 1995 as compared to 1994. Gross profit as a percentage of revenue increased from 38.6% in 1994 to 38.9% in 1995. The slight increase in the gross profit percentage reflects the effect of the change in sales mix to higher-margin products.



Selling, General and Administrative Expenses
--------------------------------------------

Total Selling, General and Administrative Expenses were RMB 77,804 or 12.0% of net revenue in the nine months ended

September 30, 1995 as compared to RMB 74,252 or 12.6% of net revenue in the nine months ended September 30, 1994.

Selling Expenses increased by RMB 676 or 6.8% in the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase was mainly due to additional royalty expenses as a result of increased sales. Selling expenses as a percentage of revenue decreased slightly from 1.7% in 1994 to 1.6% in 1995.

General and Administrative Expenses increased by RMB 3,830 or 6.8% in the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase was mainly attributable to an increase in staff wages and welfare costs.

Other expenses decreased by RMB 954 or 11.5% in the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease was mainly due to the decrease in compensation expense related to the voluntary early retirement program.

The decrease in other expenses in 1995 as compared to 1994 was offset by a loss of RMB 969 on disposal of fixed assets. During the nine months ended September 30, 1994, there was a gain on disposal of fixed assets of RMB 1,087.


Interest Expense
----------------

Interest Expense, net of capitalized interest, increased by RMB 1,569 or 4.5% in the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase was primarily attributable to interest expense related to a US$ 5,000 promissory note issued on December 30, 1994, with interest payable at 8% per annum, and to an increase in short-term bank loans, which was partially offset by a reduction in interest expense related to capital leases of RMB 953 and by a currency exchange gain of RMB 571 in 1995.


LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES

The Company generated cash from operating activities of RMB 8,078 in the nine months ended September 30, 1995 as compared to RMB 134,863 used in operating activities in the nine months ended September 30, 1994. The increase in cash generated from operating activities was mainly due to a reduction in the growth of accounts receivable (including notes receivable) and a reduction in inventories as a result of improvement in cash settlements from customers and improved inventory control. The increase in cash generated from operating activities was also effected by an increase in other receivables and net balances due from related companies, and was partially offset by an increase in cash payments to suppliers (denoted by decreases in accounts payable and notes payable). The Company continues to strengthen the enforcement of credit controls and the acceleration of cash collections.

As of September 30, 1995, the Company's working capital had increased to RMB 375,445 as compared to RMB 247,990 at December 31, 1994 and RMB 328,537 at September 30, 1994. The Company's current ratio was 1.53:1 as of September 30, 1995 as compared to 1.38:1 at December 31, 1994 and 1.66:1 at September 30, 1994.


INVESTING ACTIVITIES

The Company had outstanding capital commitments for the purchase of equipment and the construction of plant of approximately RMB 91,500 at December 31, 1994 and RMB 34,000 at September 30, 1995. These capital commitments are expected to be funded through December 1995.

Total capital expenditures for the nine months ended September 30, 1995 were RMB 57,705 and were mainly for construction of new plant, buildings and renovating existing facilities and equipment. They were financed primarily by internally generated funds and short-term and long-term bank loans (see below).


FINANCING ACTIVITIES

The Company relies on both short-term and long-term bank loans from Chinese banks to support its operating and capital requirements. Short-term bank loans have terms ranging from three months to six months, and are reviewed on a revolving basis. During the nine months ended September 30, 1995, new short-term bank loans (after deducting repayment of previous loans) totalled RMB 14,319. The increase in short-term bank loans in 1995 was utilized to fund capital expansion projects.

Long-term bank loans are utilized to fund capital expansion projects. During the nine months ended September 30, 1995, new long-term bank loans totalled RMB 28,525, whereas during the nine months ended September 30, 1994, new long-term bank loans totalled RMB 49,929. The decrease in long-term bank loans in 1995 compared to 1994 was mainly due to higher utilization of long-term bank loans in funding the requirements of capital projects in 1994 as compared to 1995.

The Company believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions. The Company believes that cash flow from operations, combined with cash and bank balances and bank borrowings, will provide sufficient cash flow to finance internal growth, capital projects and debt service requirements for the foreseeable future.


EFFECT OF INFLATION

In China, the general inflation rate continued to be in excess of 10% on an annualized basis during the nine months ended September 30, 1995 but it is expected that the Chinese government will make substantial efforts to curb inflation over the near term. During the third quarter ended September 30, 1995, the inflation growth rate has begun to slow down.

The Company carefully monitors effects of inflation on its performance. In general, the Company is able to raise its selling prices to shift a portion of the inflated costs to the customers. The price of the major raw material used by the Company (bearing steel) remained fairly stable during 1994 and 1995. The only major impact of inflation on cost was on labor costs as wages of the employees have risen. However, the improved operational efficiency, as reflected by the increased gross profit ratio during the nine months ended September 30, 1995, offset the effects of inflation. Due to the establishment of a higher scale of production and better control on its production cost structure, management believes that an increased inflation rate would have a favorable impact on the market position of the Company, as smaller manufacturers would have more difficulties in dealing with the same effect of inflation.

PART II.  OTHER INFORMATION

Items 1 through 6 are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUNBASE ASIA, INC.
                                         ---------------------------------
                                                  (Registrant)


Date: November 17, 1995                  BY /s/ Gunter Gao
                                           _______________________________
                                           Gunter Gao
                                           Chairman of the Board, President
                                           and duly authorized officer


Date: November 17, 1995                  BY /s/ Roger Li
                                           ________________________________
                                           Roger Li
                                           Director and Chief Financial
                                           Officer