Form 10-K405
period 1995-12-31
SUNBASE ASIA INC
filed 1996-05-08
CIK 95626

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________________ to _________________.

                        Commission File Number: 0-3132

                              SUNBASE ASIA, INC.
            (Exact Name of Registrant as specified in its charter)

             Nevada                                          94-1612110
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                        19/F, First Pacific Bank Centre
                             51-57 Gloucester Road
                              Wanchai, Hong Kong
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (852) 2865-1511

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                      None

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                                  Common Stock

     Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1996, 11,700,063 shares of Common Stock were outstanding. The aggregate market value of the outstanding stock of the Registrant held by non-affiliates on March 15, 1996 was $11,520,707.

     Documents incorporated by reference: Certain exhibits are incorporated by reference to the Registrant's Form 8-K dated December 22, 1994, the Registrant's Form 8-K/A dated December 22, 1994 and the Company's Form 10-K dated March 3, 1995.

     The total number of pages in this report is 255. The exhibit index is located on pages 39 through 42.

                                    PART I.

Item 1.   BUSINESS.

General
- -------

          Sunbase Asia, Inc., a Nevada corporation (the "Company," which term shall include, when the context so requires, its subsidiaries and affiliates), is engaged in the design, manufacture and distribution of a broad range of bearing products in the People's Republic of China ("China" or the "PRC"), the United States ("US"), Europe, Asia, South America and Africa. The Company's subsidiary in China, Harbin Bearing Company, Ltd. ("Harbin Bearing"), employs approximately 13,000 personnel. Harbin Bearing is the largest precision bearing manufacturer and the third largest bearing manufacturer overall in China.
Harbin Bearing produces a wide variety of precision and commercial-grade, rolling-element bearings in sizes ranging from 10mm to 1000mm (internal diameter). Rolling-element bearings use small metal balls or cylinders to facilitate rotation with minimal friction and are typically used in vehicles, aircraft, appliances, machine tools, general machinery and virtually any product that contains rotating or revolving parts.

          On January 16, 1996 (effective December 29, 1995), the Company acquired Southwest Products Company ("Southwest Products"), an engineering-intensive company that produces precision spherical bearings for US, European and Asian aerospace and high tech commercial applications and the US military. Precision bearings are bearings that are produced to more exacting dimensional tolerances and to higher performance characteristics than standard commercial bearings. The manufacturing process for precision bearings generally requires the labor of highly-skilled machinists and the use of sophisticated machine tools. Southwest Products recently established a joint venture company in Shanghai, China (the "Shanghai Joint Venture") that will begin production in 1996 of a line of precision grade, high-profit-margin spherical bearings primarily for distribution to international aircraft original equipment manufacturers (OEMs) that have major "offset" commitments to purchase made-in-China parts.

          Over 90% of Harbin Bearing's sales are made to the OEM and replacement markets in China. Based on low production costs in China and the on-going world-wide demand for bearings, management has been increasing Harbin Bearing's efficiency and production output with the intent of creating a substantial export business to complement the Company's strong domestic position in the Chinese markets. Historically, Harbin Bearing export sales have been made through trade intermediaries and by receiving customer orders that are placed directly to its offices in China. Southwest Products will provide engineering and technical support, and will market and distribute Harbin Bearing products internationally, focusing on exports of the products to the US. In addition, Southwest Products will assist Harbin Bearing in implementing US manufacturing methods, improving quality control procedures and in developing new products at Harbin Bearing's facilities in China.

          The Company's overall plan is to combine the management style, technology, quality control and production methods found in the West with low-cost Chinese manufacturing capacity so as to become a major international designer, manufacturer and distributor of bearing products.

          The following diagram shows the corporate structure of the Company and its affiliated entities.

                             [CHART APPEARS HERE]

HARBIN BEARING

          Harbin Bearing presently produces a wide range of bearings, ranging from 10mm to 1000mm (internal diameter). Harbin Bearing specializes in the manufacture of precision bearings and has the capability of manufacturing more than 5,000 of the approximately 6,000 different specifications of bearings that are available in China today. Harbin Bearing produces seven major types of bearings: deep-groove ball bearings, self-aligning ball bearings, cylindrical rolling bearings, angular-contact ball bearings, tapered rolling bearings, thrust ball bearings and linear-motion ball bearings. Each of such bearings are manufactured in micro, small, medium and large sizes. In 1995, deep-groove bearings comprised approximately 75% of Harbin Bearing's sales in units, and approximately 43% of sales in revenue.

          Based on increasing demand and profit opportunities, Harbin Bearing increased its production of all sizes and grades of cylindrical rolling bearings and angular-contact ball bearings, (particularly in medium sizes and precision grades). In order to enhance the profitability for deep-groove ball bearings, Harbin Bearing has shifted its production mix of such bearings by increasing its production of medium-sized deep-groove ball bearings (especially in precision grades). The shift in production to medium-sized and precision grade bearings has enabled Harbin Bearing to expand its customer base, improve its profit margins, and meet the demand of many of its existing PRC customers for a full line of bearings. In addition, Harbin Bearing plans to increase its production of high-speed angular-contact and precision angular-contact ball bearings and to generally improve the quality of its non-precision bearings so they meet ISO standards.

          Harbin Bearing has recently expanded its product line to include self-aligning roller bearings. Self-aligning roller bearings are used predominantly in mining and extraction machinery. Management believes that based on the PRC government's policy of developing its mining and extraction industry, the demand for self-aligning roller bearings will likely remain strong in the near future.

          Harbin Bearing has also recently expanded its product line to include railway freight car bearings (Harbin Bearing is currently the leading supplier of railway passenger car bearings in China). Management believes that demand for railway freight car bearings is growing rapidly and that demand for such bearings will remain strong. Pursuant to the Strategic Plan, Harbin Bearing has installed certain equipment which has enabled Harbin Bearing to commence the production of railway freight car bearings and increase its production of railway passenger car bearings.

Marketing
- ---------

          The major end-users of Harbin Bearing's products are manufacturers of electrical machinery, machine tools, mining and extraction machinery, automobiles, motorcycles, household appliances and aircraft and aerospace equipment. In 1995, approximately 32% of Harbin Bearing's sales were made to OEMs in the machinery, transportation and electrical equipment industries representing, respectively, approximately 28%, 30% and 35% of its total sales to OEMs. The remaining 7% of sales were made to miscellaneous categories of OEM customers. Approximately 68% of Harbin Bearing's sales in 1995 were made to distributors.

          Harbin Bearing has 18 sales offices in major cities in China, including Beijing, Shanghai and Guangzhou. All sales are coordinated through Harbin Bearing's headquarters in Harbin, including sales to local distributors and transportation industries, overseas agents, and domestic import and export companies. Harbin Bearing's sales force consists of 152 sales personnel and 288 support personnel who are responsible for product promotion, marketing, aftermarket services and technical support. Harbin Bearing sells its bearings in China and abroad under the "HRB" trademark.

          Harbin Bearing's products are considered to be the highest grade inside of China and medium-grade in world-wide markets. Harbin Bearing's pricing is considered to be very competitive in the international market. In 1994, the US was Harbin Bearing's largest export market, accounting for approximately 60% of total export sales. It is the Company's intention to increase Harbin Bearing's export sales to the US, Europe and certain developing countries in South America and Southeast Asia.

          Harbin Bearing delivers its bearings by rail (approximately 80% of Harbin Bearing's domestic deliveries are made by rail), truck, ocean freight and air freight. Harbin Bearing leases trucks from Harbin Precision Machinery Manufacturing Company which are used mostly for short-haul deliveries. See ITEM 13, "CERTAIN RELATIONSHIPS AND TRANSACTIONS." Bearings which are exported are generally shipped by ocean freight.

Chinese Bearing Industry
- ------------------------

          Based on the Ministry of Machinery & Industry's 1993 Annual Report, China's aggregate domestic demand for bearings in 1995 was expected to be approximately 900 million units, representing an average annual increase of approximately 17% based on China's aggregate demand of 560 million units in 1992. Prior to 1989, under China's planned economy, the production, pricing and sales of bearings were fixed by the Chinese government. Beginning in 1988, demand for bearings exceeded the available supply, particularly for small and medium-sized bearings. Beginning in 1989, in connection with the implementation of economic reform measures undertaken by the Chinese government, production quotas and raw material subsidies were abolished. By 1991, competition among manufacturers of low-quality, small and medium-sized bearings had increased. This competition created an excess supply of such bearings and resulted in a decrease of profit margins. In July 1992, all price controls on bearing prices were removed. Even though supply still generally exceeds demand for small and medium-sized bearings in the low end market, demand continues to be strong for higher-quality small and medium-sized bearings used in the automobile, motorcycle, agricultural, electrical appliance and machinery industries. Overall, demand for bearings used in large agricultural machinery, mineral and extraction machinery and electric generating equipment, and demand for precision, special-purpose, large and extra-large-sized bearings continued to grow through 1995.

Competition
- -----------

Chinese Competition

          Harbin Bearing's main competitors can be separated into three principal groups: (i) two nationwide domestic bearing manufacturers with wide product lines; (ii) small bearing production facilities which compete on a local basis by manufacturing small-sized, commodity-type bearings; and (iii) foreign bearing manufacturers. Harbin Bearing, Wafangdian Bearing Factory and Luoyang Bearing Factory are the three largest bearing manufacturers in China, based on 1994 sales. The combined sales revenues of these three manufacturers accounted for 30% of the US $1.09 billion of total sales revenue of China's bearing industry (figures are approximate). By comparison, the aggregate sales revenue of the fourth, fifth and sixth largest Chinese bearing manufacturers accounted for only approximately 9.5% of the total sales revenue of China's bearing industry. Wafangdian Bearing Factory does not produce high-precision aerospace-quality rolling-element bearings, a market in which Harbin Bearing has a 70% domestic share (the remaining 30% market share is split among Luoyang Bearing Factory and Hongshan Bearing Factory). Luoyang Bearing Factory and Wafangdian Bearing Factory produce nine of the ten classified types of bearings in China in a full range of sizes. Wafangdian Bearing Factory, like Harbin Bearing, produces a full line of rolling-element bearings, but it does not produce a full series of sizes of bearings for the majority of its product line. Luoyang Bearing Factory only produces large-size rolling-element bearings. In addition to the manufacturers described above, there are approximately 270 other manufacturers of ball bearings in China, including a number of small bearing factories in China, located mainly in the coastal and southeastern provinces, that were established after 1988 when demand for small-sized bearings greatly exceeded the available supply. The bearings manufactured by these small factories are generally of lower quality and are used mostly as replacement bearings in the electrical appliance and agricultural equipment industry.

          Harbin Bearing's other significant domestic competitors are mostly manufacturers that specialize in certain types of bearings, such as Hongshan Bearing Factory and Shanghai Micro Bearing Factory. Hongshan Bearing Factory, located in Guizhou, produces mainly lower-rated precision bearings. Shanghai Micro Bearing Factory produces almost exclusively small-sized deep-groove ball bearings.

Chinese Competition from Imports

          Foreign bearing manufacturers are able to supply types and grades of bearings which are not available from Chinese domestic suppliers, particularly precision bearings of the highest durability and quality. Imported foreign bearings are generally higher in quality than Chinese-manufactured bearings, but are also priced higher due to China's low production costs and the assessment on imported bearings of a 15% or 20% import tariff. The 15% import tariff applies to bearings imported from countries that have established a tax treaty with China and the 20% import tariff applies to imports from other countries. Some foreign bearing manufacturers have established bearing manufacturing facilities in China, typically through joint ventures with local bearing manufacturers. Such ventures, if successful, would likely increase competition for Harbin Bearing in the higher-quality and precision-bearing market segments.

Competition in International Markets

          In the international bearing markets, Harbin Bearing's main competitors are Eastern European manufacturers and manufacturers located in China. To a lesser extent, Harbin Bearing also competes with large international bearing manufacturers such as SKF, FAG and NTN. Management believes that the assistance of Southwest Products in implementing US manufacturing methods and quality control procedures and in developing new products, Harbin Bearing's general competitive position will be substantially improved. In addition, Harbin Bearing will be able to compete in market segments that demand products with higher precision levels and will more effectively penetrate those market segments that utilize commodity-type bearings.

          Leading industrial countries such as the US, Japan and countries in Europe impose import tariffs on bearings. For example, the US import tariff for bearings is 9% for ball bearings and 5% for cylindrical bearings.

Raw Materials
- -------------

          The principal raw materials used by Harbin Bearing to manufacture bearings are carbon steel and stainless steel rod, wire and tubing. These steels are specialized alloys designed for hardness, durability and resistance to rust. A small amount of copper and aluminum tubing and rods are also used to produce seals, cages and other ancillary bearing components. Harbin Bearing sources most of its bearing steel directly from four domestic mills located in Heilongjiang Province, Liaoning Province and Shanghai. Harbin Bearing imported less than 1% of its raw materials in 1995.

          In January 1993, the Chinese government lifted price controls on steel products and, as a result, the price of bearing steel in 1993 increased by more than 35.2% based on 1992 prices. The price of bearing steel in China is now approximately the same as the international price of bearing steel and has remained at approximately US $660.00 per ton since the end of 1993. Harbin Bearing believes that its sources of bearing steel are stable and, consistent with industry practice in China, has not entered into any long-term supply contracts for bearing steel. Harbin Bearing generally maintains a raw material inventory sufficient for approximately one-and-a-half months of production. Railroad tracks leading directly to two of Harbin Bearing's raw material warehouses are used exclusively to transport raw materials, such as bearing steel, to Harbin Bearing.

          In the future, Harbin Bearing intends to purchase bearing steel from South Korea and other countries. South Korean steel is price-competitive and is much higher quality than most Chinese steel. Accordingly, the use of South Korean steel will improve the quality of

Harbin Bearing's products while reducing the amount of products that are scrapped due to the use of lower-quality steel.

Workforce
- ---------

          As of January 16, 1996, Harbin Bearing employs approximately 13,000 full-time personnel in the following areas: executive and administrative (658), sales and service (507), manufacturing and production (11,492), and research and development (319). Management believes that in general, its employee relations are good. Harbin Bearing has recently begun to enter into employment contracts with all of its employees. The use of such employment contracts is an example of the steps Harbin Bearing is taking to raise its workforce productivity and efficiency.

          Harbin Bearing has begun to revise its compensation system to provide incentives to employees by linking productivity with compensation. Part of the revised compensation system was instituted in May 1994, and governs the wages of production employees. Depending on actual productivity, which is determined according to unit output and standard labor hours, a production employee may be paid more or less than the average wage. Harbin Bearing has also revised its compensation system with respect to its sales personnel. Harbin Bearing sets a monthly sales target for each sales office and each salesman. If the target is reached, the sales personnel will receive a bonus in addition to basic wages and allowances. In 1995, the total labor cost of Harbin Bearing comprised approximately 15% of total production costs.

          The Harbin Municipal Government promulgated regulations that were effective January 1994, which provide for the establishment of a pension fund program to which both employer and employee must contribute. Harbin Bearing is required to contribute a monthly amount equivalent to 20% of its employees' aggregate monthly income, and each employee is required to contribute a monthly amount that is equivalent to 2% of such employees' monthly income.

          All of the employees of Harbin Bearing are members of a trade union. To date, Harbin Bearing has not been subject to any strikes or other significant labor disputes and is not a party to any collective bargaining agreements.

          Harbin Bearing presently recruits graduates of the Harbin Bearing Technical Institute and universities all over China and provides ongoing training for its management and production employees in the form of a series of training seminars.

SOUTHWEST PRODUCTS COMPANY

          Southwest Products, located at a 55,000 square foot facility in Irwindale, California, designs, engineers and manufactures custom, short-order spherical bearing products, such as high-precision spherical bearings, rod-end bearings, bushings and push-pull controls, for aerospace and high tech commercial applications. Southwest Products employs 58 full-time personnel in the following areas: executive and administrative (5); sales and service (5); manufacturing (35) and engineering, research and development (13). The average length of employee tenure at Southwest Products is in excess of eight years.

          Southwest Products specializes in the design and manufacture of spherical bearings for use in extremely demanding and flight-critical applications. Such bearings meet unique load and tolerance requirements and are known as "Specials." Southwest Products produces small orders of custom bearings, the sales price of which typically includes the cost of product design, engineering and development. Southwest Products is respected worldwide for its ability to engineer and produce precision bearings, which are used in the Space Shuttle, commercial jet aircraft (Boeing and McDonnell Douglas), military aircraft (including the B-2 Stealth Bomber, F-117 Stealthfighter, F-15, F-16, C-17 and F-18), submarines, (Los Angeles Class, Ohio Class, Seawolf and Centurion), and nuclear power plants. Southwest Products' bearings are used by Northrop Grumman, Lockheed Martin, NASA, all US military services, Mitsubishi Heavy Industries, Korean Heavy Industries (Hanjun), Fluor Daniel, General Electric, Westinghouse, General Dynamics, Textron Marine, Ingalls Shipbuilding and Newport News Shipbuilding. Southwest Products' bearings have been used by NASA in all manned space programs since the launch of Mercury and are used in most NASA orbiters, including Viking, Magellan and Galileo.

          Southwest Products has operated continuously since it was established in 1945. The assets of Southwest Products were purchased during a Chapter 11 bankruptcy proceeding in 1991 by an investment group led by James McN. Stancill, a distinguished author and professor of finance at the University of Southern California. The investment group developed a plan for Southwest Products pursuant to which it would increase its production and sales of higher-volume standard spherical bearings. Standard spherical bearings rely on technology that is similar to the technology used to produce Specials, but require less sophisticated design and manufacturing methods. Standards are produced and used in substantially greater volume than Specials, and price and delivery are the primary competitive factors. Generally, Standards are ordered in large quantities for delivery over a number of years, whereas Specials are usually ordered in very small quantities. Typically, Standards sell for about $25 per unit while Specials sell for over $150 per unit. Certain Specials sell for $25,000 per unit or more.

          To facilitate its entrance into the Standards market, Southwest Products has been developing its production capacity for standard spherical bearings at the Shanghai Southwest Bearing Company, Ltd. Joint Venture ("Shanghai Joint Venture") and has contributed to the Shanghai Joint Venture certain proprietary technology, engineering assistance, technical support, training and plant management. The Shanghai Joint Venture partner has contributed the plant (which is now operational), equipment and general labor force. Upon completion of the transfer of certain technology (expected to be completed by May of 1996), Southwest Products will have a 28% interest in the Shanghai Joint Venture and the exclusive right to purchase up to 100% of the Shanghai Joint Venture's production, with the exclusive rights to distribute all of the Shanghai Joint Venture's products that are exported from China.
Southwest Products also has the right to appoint the General Manager, manage the day-to-day operations and establish the long-term plans of the Shanghai Joint Venture. Southwest Products has commenced the training of the Shanghai

Joint Venture workforce and has completed the production of product prototypes. Qualification testing to ensure that the products of the Shanghai Joint Venture meet US Navy standards has begun, and commercial production is expected to commence in the fall of 1996. See "Shanghai Joint Venture."

Southwest Products' Proprietary Technology
- ------------------------------------------

          Southwest Products manufactures both metal-on-metal bearings and self-lubricating bearings, based on Southwest Products' design and on OEM specifications. Self-lubricating bearings are lined with either Dyflon or Kentlon, which are both proprietary liner systems of Southwest Products.
Kentlon is qualified by the United States Navy to Mil-B-81820, Mil-B-81934 and Mil-B-81935. It is used in military aircraft, tanks, ground support equipment, commercial aircraft, space vehicles, launch and payload systems and in the oil refinery, automotive and heavy manufacturing industries. Dyflon is one of only two liner systems in existence that is moldable and machineable that also performs successfully when fully submersed in water. Accordingly, in addition to the uses described above for Kentlon, Dyflon-lined parts are used in submarines, surface ships and nuclear power plants.

          Although Southwest Products has federally registered its trademarks "Dyflon" and "Kentlon," Southwest Products has chosen not to patent its various technologies because the specific formulae and methods for manufacturing Dyflon and Kentlon would then become a matter of public record.

SHANGHAI JOINT VENTURE

          In 1991, principals of Southwest Products met with principals of Hong Xing Bearing Company ("HXBC") to discuss the establishment of a joint venture between Southwest Products and HXBC that would manufacture standard spherical bearings in Shanghai, PRC. Such a joint venture would assist Southwest Products in effectively penetrating the Standards market by improving Southwest Products' international cost competitiveness.

          In late 1992, Southwest Products and HXBC signed a Technology Transfer Agreement pursuant to which Southwest Products licenses technology to the Shanghai Joint Venture and manages the Shanghai Joint Venture's manufacturing activities. Because the types of bearings covered by the Technology Transfer Agreement are restricted commodities covered by the US Export Administration Regulations Commerce Control List, the transfer of technology relating to such bearings was subject to Southwest Products receiving from the United States Department of Commerce a Validated Export License ("License"), which permits the technology to be transferred by Southwest Products to the PRC. The License was issued in February 1994 after being reviewed and approved by the US Department of Defense. To management's knowledge, Southwest Products is the only company in the US to possess such a license.

          Immediately following the issuance of the License, Southwest Products and HXBC entered into a Joint Venture Agreement, thereby forming the Shanghai Southwest Bearing

Company, Ltd. Joint Venture, the main objective of which is to manufacture standard spherical bearings primarily for sale outside the PRC. The transfer of technology commenced in mid-1994 and the formal training by Southwest Products of Chinese manufacturing personnel commenced in March 1995. The Shanghai Joint Venture will employ 57 personnel in the following areas: executive, management and administration (5), sales and service (2), manufacturing (40), product quality and control (8), and engineering and research and development (2). The Shanghai Joint Venture ordered new machinery and equipment for its facility in mid-1994, most of which is already installed. The Shanghai Joint Venture is located at a new 35,000 square foot facility and has the option to expand its operation into an additional 50,000 square feet. The qualification of the Shanghai Joint Venture's bearing prototypes by the United States Navy to the Navy's Mil-B-81820, Mil-B-81934 and Mil-B-81935 standards will enable the Shanghai Joint Venture to sell such bearings to substantially all international users of such bearings. The worldwide annual market for bearings employing Mil-B-81820 qualified liners is in excess of $400,000,000. Southwest Products will supervise all aspects of the qualification process and anticipates that such bearing prototypes will be qualified by summer 1996.

          At present, the Boeing Commercial Airplane Group, McDonnell Douglas Corporation and Airbus Industries have "offset" agreements with the PRC under which these OEMs have committed to purchase equipment and parts from Chinese producers for use on commercial aircraft as an "offset" to China's substantial purchases of jet aircraft. Due to shortages of high-quality Chinese-made aircraft parts, these OEMs have not been able to purchase a sufficient volume of products from China at competitive prices to satisfy their purchase requirements under the offset program. Although the Shanghai Joint Venture cannot sell its products to these OEMs until the product prototypes have been qualified by the US Navy, management and Boeing and McDonnell Douglas have engaged in preliminary discussions regarding purchase of the Shanghai Joint Venture's products which, management believes, will likely lead to sales of such products to these OEMs.

                               OPERATING IN CHINA
                               ------------------

          Because the production operations of the Company are based to a substantial extent in China, the Company (through Harbin Bearing and the Shanghai Joint Venture) is subject to rules and restrictions governing China's legal and economic system as well as general economic and political conditions in that country. These include the following:

POLITICAL AND ECONOMIC MATTERS. Under its current leadership, the Chinese government has been pursuing economic reform policies, which include the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, or that such policies will be successful if pursued. Changes in policies made by the Chinese government may result in new laws, regulations, or the interpretation thereof, confiscatory taxation, restrictions on imports, currency devaluations or the expropriation of private enterprise which may, in turn, adversely affect the Company. Furthermore, business operations in China can become subject to the risk of nationalization, which could result in the total loss of investments in China. Finally, economic development may be limited by the imposition of austerity measures intended to reduce inflation, the inadequate development of an infrastructure, and the potential unavailability of adequate power and water, transportation, communication networks, raw materials and parts.

LEGAL SYSTEM. The PRC's legal system is a civil law system based on written statutes. Unlike the common law system in the United States, decided legal cases in the PRC have little value as precedents. Furthermore, the PRC does not have a well-developed body of laws governing foreign investment enterprises. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and modification, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to such new forms of enterprise, foreign investors may be adversely affected by new laws, changes in existing laws (or interpretation thereof) and the preemption of provincial or local laws by national laws. Some of the Company's operations in China are subject to administrative review and approval by various national and local agencies of the PRC government. Although management believes that the Company's operations are currently in compliance with applicable administrative requirements, there is no assurance that administrative approvals, when necessary or advisable, will be forthcoming. In addition, although China has promulgated an administrative law permitting appeal to the courts with respect to certain administrative actions, this law appears largely untested in the context of administrative approvals.

INFLATION/ECONOMIC POLICIES. In recent years, the Chinese economy has experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and contain inflation. In 1995, China's overall inflation rate was estimated to be 14.8%, compared to 21.4% in 1994 and 13.2% in 1993. High inflation has in the past and may in the future cause the PRC government to impose controls on prices, or to take other action which could inhibit economic activity in China, which in turn could affect demand for the Company's products. The Company carefully monitors the effects of inflation on its performance in China, and Harbin Bearing is usually able to increase its selling prices to shift a portion of its inflated costs to its customers. The price of bearing steel, the major raw material used by Harbin Bearing, remained fairly stable during 1994 and 1995 and the only major impact of inflation on Harbin Bearing's costs was on the cost of labor (due to the rising level of compensation of Harbin Bearing's employees). Due to economies of scale and improved control of Harbin Bearing's production costs, management believes that an increased inflation rate would have a favorable impact on its market position, as smaller bearing manufacturers in China would have greater difficulties in dealing with the effects of increasing inflation.

FOREIGN CURRENCY EXCHANGE. The Renminbi ("Rmb"), the currency of China, is not a freely convertible currency. Both conversion of Rmb into foreign currencies and the remittance of Rmb abroad are subject to PRC government approval. The Company earns the majority of its revenues, and incurs the majority of its costs, in Rmb. Prior to January 1, 1994, Rmb that were earned within the PRC were not freely convertible into foreign currencies except with government permission, at rates determined in place at swap centers, where the exchange rates often differed substantially from the official rates quoted by the People's Bank of China (the "PBOC"). On January 1, 1994, the official exchange rate was abolished pursuant to a Notice (the "PBOC Notice") of the PBOC and a new managed floating rate system was implemented. This new rate system effectively replaced the dual exchange rate system with a unitary exchange rate system. All future foreign currency exchange transactions are to be conducted through a unified interbank foreign exchange trading market based upon rates set by the PBOC. According to the PBOC Notice, enterprises operating in the PRC may no longer sell their products in the PRC for foreign currency; all sales of goods and services in the PRC must now be priced and paid for in Rmb. Domestic enterprises are required to sell all of their foreign exchange revenues to the authorized foreign exchange banks in the PRC and may obtain foreign currency for expenditures only upon SAEC approval. However, Sino-foreign equity joint ventures, such as the Shanghai Joint Venture, as foreign investment enterprises, are not required to sell their foreign exchange revenues to such banks. Although the China Foreign Exchange Center and the new rate system were fully established as of April 1994, as of May 1, 1996, the swap centers have remained in existence.

VOLATILITY OF EXCHANGE RATES. The January 1, 1994 establishment of the unitary exchange rate system produced a significant devaluation of the Rmb, resulting in the US Dollar-Rmb exchange rate increasing from $1.00 to Rmb 5.7 to approximately $1.00 to Rmb 8.7. The US Dollar-Rmb exchange rate has been relatively stable since January 1, 1994 and the exchange rate quoted by the PBOC on December 31, 1995 was $1.00 to Rmb 8.32. However, the US Dollar-Rmb exchange rate may vary in the future and, as in 1993, the US Dollar-Rmb exchange rate could become volatile. Any devaluation of the Rmb against the US Dollar will have an adverse effect upon the US Dollar equivalent of the Company's net income and will increase the effective cost of any foreign currency expenses and liabilities, including any distributions to the shareholders of the Company which are to be made in US Dollars. Currently, the Company is unable to hedge its US Dollar-Rmb exchange rate exposure in China because neither the PBOC nor any other financial institution authorized to engage in foreign currency transactions offers forward exchange contracts with respect to Rmb.

                          ORGANIZATION OF THE COMPANY
                          ---------------------------

          Harbin Bearing was the successor to the manufacturing operations of Harbin Bearing General Factory (the "Bearing Factory"), a Chinese state-owned enterprise established in 1950. Harbin Bearing was established in 1993 as a joint stock limited company. Pursuant to an agreement between the Bearing Factory and Harbin Bearing, the bearing manufacturing and sales business together with certain assets and liabilities of the Bearing Factory were transferred to Harbin Bearing (the "Restructuring"). Certain other assets and liabilities were transferred to Harbin Precision Machinery Manufacturing Company ("Harbin Precision") and certain ancillary operations were transferred to Harbin Bearing Holdings Company ("Harbin Holdings"). Harbin Holdings and Harbin Precision were and are affiliates of the Harbin Municipal Government.

          As part of the Restructuring, Sunbase International (Holdings) Ltd. ("Sunbase International"), a Hong Kong corporation, through a series of affiliated entities, acquired an effective ownership interest in Harbin Bearing of 51.4%. Substantially all of the remaining interests in Harbin Bearing were and continue to be owned by the employees of Harbin Bearing (approximately 15%) and Harbin Holdings. After the acquisition of the controlling interest in Harbin Bearing, Sunbase International implemented various programs to strengthen the business and operations of Harbin Bearing. These programs resulted in a shift in product mix to larger, higher margin bearings which, in turn, increased profitability. The work force was reduced approximately 25% with minimal negative effects on production. Incentive-based pay programs and western-style accounting and reporting systems were implemented to further strengthen and improve Harbin Bearing's business and operations.

          In December 1994, the Company (which was then called Pan American Industries, Inc.) acquired a 51.4% effective interest in Harbin Bearing by issuing to Asean Capital Limited ("Asean Capital") newly issued shares representing a controlling interest in the Company. Asean Capital was, and is, owned 90% by Sunbase International and 10% by an unrelated company, New China Hong Kong Capital Ltd. ("New China Hong Kong"). See ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 2.   PROPERTIES.

Harbin Bearing
- --------------

          Harbin Bearing operates twelve finished product plants and seventeen auxiliary plants. With the exception of a finished product plant in Wucangzian, all of the Company's plants are located in four plant compounds in Harbin. Harbin Bearing plans to relocate the Wucangzian finished product plant, now located approximately 260 kilometers from the main site, to a new facility currently under construction approximately 17 kilometers from the main site.
The Company believes the costs associated with the relocation to be approximately RMB 27 million.

          The Harbin branch office of the State Asset Administration Bureau has granted Harbin Holdings the right to use the properties where Harbin Bearing's production and other facilities, which include the Wucangzian finished product plant and the four plant compounds. The site is approximately 540,000 km/(2)/ of which production facilities occupy approximately 290,000 km/(2)/ square meters. Harbin Holdings has entered into a lease agreement with the Company for use of its buildings for five years. See Item 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


Southwest Products
- ------------------

       Southwest Products leases a 55,000 square foot facility in Irwindale, California on a month to month basis at a monthly rent of $14,000.


ITEM 3.  LEGAL PROCEEDINGS

       The Company is not a party to, nor is any of its property subject to, any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Commencing on February 9, 1996, the Company's Common Stock began trading on the National Market of NASDAQ under the symbol ASIA. Prior thereto, the Common Stock was listed for trading on the NASDAQ's Electronic Bulletin Board (the "Bulletin Board") and on the Pink Sheets.

       The following tables set forth the high and low closing prices of the Company's Common Stock on NASDAQ or the Bulletin Board. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. There was no established trading market for the Company's Common Stock during fiscal 1994.

                                         High     Low
                                        ------   -----
  Fiscal 1995
  -----------

  Quarter Ended March 31, 1995           3       2
  Quarter Ended June 30, 1995            5 1/2   2
  Quarter Ended September 30, 1995       5 1/4   2
  Quarter Ended December 31, 1995        6       4 1/2

  Fiscal 1996
  -----------

  Quarter Ended March 31, 1996           6-1/32  7-7/8




       The approximate number of record security holders of the Common Stock at March 15, 1996 was 1,700.

       The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend upon, among other things, future cash flow and requirements for capital improvements.

       Applicable Chinese laws and regulations provide that a joint stock company (such as Harbin Bearing) cannot distribute its after-tax earnings and profits made in a fiscal year unless the losses of the previous years have been made up and certain funds retained.
A joint stock company is required by applicable Company Law to reserve 10% of its after-tax earnings and profits as the mandatory retained fund and 5% of its after-tax earnings and profits as the public welfare fund. The joint stock company does not have to reserve for the mandatory retained fund if the amount of such fund has reached 50% of the company's registered capital. For 1994, Harbin Bearing contributed 10% and 5%, respectively, of after-tax profits as determined under Chinese accounting principles for such purposes. Distributions of dividends by Harbin Bearing to its shareholders are required to be in proportion to each shareholder's percentage interest in the Harbin Bearing.

       All distributions by Harbin Bearing will be paid to its shareholders of record, which include the joint venture partners. Applicable Chinese laws and regulations require that, before a Sino-foreign equity joint venture (such as the joint venture partners) distributes dividends, it must: (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations of capital to its official surplus accumulation fund and public welfare fund. The Company indirectly owns 99% and 99.9% of the two joint venture partners and, therefore, approximately 1.1% of distributions received by such partners will be paid to the Chinese parties of these joint ventures.


ITEM 6.  SELECTED FINANCIAL DATA

       The following selected financial data (expressed in thousands) have been derived from the audited financial statements of Harbin Bearing General Factory for the year ended December 31, 1993 and the audited financial statements of the Company for the years ended December 31, 1994 and 1995. All U.S. dollar amounts have been converted from Renminbi based on the exchange rate on December 31, 1995 of $1.00 US to each RMB 8.32 as quoted at the People's Bank of China. Due to the reorganization of the Harbin Bearing General Factory on January 1, 1994, the 1993 financial information was prepared on a pro-forma basis as if the acquisition of China Bearing and Harbin Bearing had occurred on January 1, 1993.

OPERATING DATA
                                PROFORMA
                                    1993         1994         1995       1995
                                     RMB          RMB          RMB        US$

Net sales                        687,064      719,842      672,359     80,812
Cost of sales                   (439,417)    (441,854)    (381,377)   (45,838)
Gross profit                     247,647      277,988      290,982     34,974
Selling, general and
  administrative expense.        (91,197)     (95,218)    (113,002)   (13,582)
Interest expense, net            (40,638)     (43,446)     (48,446)    (5,822)
Foreign exchange gain/loss             -          725            -          -
Reorganization expenses           (7,307)      (7,307)           -          -
Income before income taxes       108,505      132,742      129,534     15,570
Provision for income taxes       (16,700)     (22,687)     (20,472)    (2,461)
Income before minority
  interests                       91,805      110,055      109,062     13,109
Minority interests               (50,495)     (58,447)     (54,967)    (6,607)
Net income                        41,310       51,608       54,095      6,502

BALANCE SHEET

                                PROFORMA
                                    1993         1994         1995       1995
                                     RMB          RMB          RMB        US$

Current Assets                   580,412      893,994    1,032,600    124,110
Working Capital                  256,004      247,990      306,288     36,812
Long-Term Debt                   216,915      235,656      218,383     26,248
Minority Interests               229,728      288,175      343,142     41,243
Shareholders' Equity             189,267      248,182      330,565     39,731
Total Assets                     960,318    1,418,017    1,618,402    194,520

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
- --------

          The Company owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership in Harbin Bearing, which develops and manufactures bearings in China and sells bearings in China as well as western countries, including the United States.

          The Company produces seven types of bearings: deep groove ball bearings, self-aligning bearings, cylindrical roller bearings, angular contact ball bearings, tapered roller bearings, thrust bearings and linear-motion ball bearings, with a focus on medium and large sized bearings which have a relatively higher profit margin. During the year, 92 new bearing products were introduced. These new bearing products are mainly medium and large sized self-aligning ball bearings and angular contact ball bearings which are used for motor vehicles and machine-tools applications, respectively.

          The Company raised the selling price of all bearing products effective July 1, 1995 by an average of 3-5% in order to cover increasing costs, as compared to July 1, 1994 when there was a sales price increase of 5-8%.

          In the last quarter of 1995, the Company changed its marketing strategy by shifting smaller OEM accounts to designated distributors in order to reduce marketing costs and credit risks.

          Effective December 29, 1995, the Company acquired Southwest Products Company ("Southwest Products") which is a small but strategically-positioned, engineering-intensive company that produces precision spherical bearings for US, European and Asian aerospace and high tech commercial applications and the US military. Southwest Products recently established a joint venture company in Shanghai, China (the "Shanghai Joint Venture") that is expected to begin production in the second half of 1996 of a line of precision-grade, high-profit-margin spherical bearings primarily for distribution to international aircraft original equipment manufacturers ("OEMs") that have major "offset" commitments to purchase made-in-China parts. The acquisition of Southwest Products has been treated as a business combination and is accounted for under the purchase method of accounting. However, since the acquisition was deemed to have been consummated on December 29, 1995, the results of Southwest Products have not been consolidated into the Company and will be included in the Company's consolidated results of operations from January 1, 1996. The assets and liabilities of Southwest Products have been incorporated into the consolidated balance sheet of the Group at December 31, 1995.

          After acquiring Southwest Products, the management of the Company has developed a Strategic Plan to foster future growth. The Strategic Plan has three main objectives:

          1. To increase export sales of Harbin Bearing's products in the US by selling its products through Southwest Products' distribution network, and by changing its export product mix to meet the demands of the international marketplace.

          2. To transfer US manufacturing and product development expertise and technology from Southwest Products to Harbin Bearing to increase production, efficiency and product quality.

          3. To achieve rapid growth of the Shanghai Joint Venture by targeting customers with "offset" commitments to purchase made-in-China parts.

          Unless specifically stated, all amounts in this Management's Discussion and Analysis are in thousands (RMB000).

RESULTS OF OPERATIONS
- ---------------------

RESULTS FOR 1995 COMPARED TO 1994

                                 Year ended      Year ended
                                December 31,    December 31,
                                        1995            1994
                                         RMB             RMB
                                ------------    ------------

Net sales                            672,359         719,842
Cost of sales                       (381,377)       (441,854)
                                    --------        --------

Gross Profit                         290,982         277,988

Gross Profit percentage                 43.3%           38.6%

Selling expenses                     (18,942)        (20,471)
General and Administrative
  expenses                           (94,060)        (74,747)
Interest Expense                     (48,446)        (42,721)
Reorganization Expenses                    -          (7,307)
                                    --------        --------

Income Before Income Taxes           129,534         132,742
Provision for Income Taxes           (20,472)        (22,687)
                                    --------        --------

Income Before Minority
  Interests                          109,062         110,055
Minority Interests                   (54,967)        (58,447)
                                    --------        --------

Net Income                            54,095          51,608
                                    ========        ========

NET SALES
- ---------

Net sales decreased by RMB 47,483 or 6.6% in 1995 as compared to 1994. The decrease was mainly due to the change in the Company's marketing strategy in order to further enhance its credit control on sales in the last quarter of 1995 whereby a contracted sales order was entered into with a major distributor, which is a related party beneficially owned by the Harbin Municipal Government. Delivery was not made in respect of this transaction at December 31, 1995 and thus this sale was not recognized in the Financial Statements. However, in anticipation of this transaction, the Company reduced the delivery of its products to other customers. As a result of the aforementioned contracted sales order in the last quarter of 1995, the net reported sales in the last quarter of 1995 was RMB 21,289.

Throughout 1995, the Company continued to adjust its product mix by shifting from small and medium sized bearings to higher margin medium and large sized bearings in order to improve profitability and to cope with the growth in market demand on these new products.


GROSS PROFIT
- ------------

          Gross profit increased by RMB 12,994 or 4.7% in 1995 as compared to 1994. Gross profit as a percentage of revenue increased from 38.6% in 1994 to 43.3% in 1995. The increase in gross profit was mainly attributable to the effect of the sales mix change to higher-margin products, the improved operational efficiency and a reduction in purchase price of major raw materials.

          In previous quarters in 1995, cost of sales was calculated with reference to the average gross profit ratio for 1994, being 38.6% on revenue. The average gross profit ratio for 1995 of 43.3% on revenue was computed from actual results throughout the year after taking into account various year-end closing inventory adjustments such as a write-back of obsolete inventories sold during the year which amounted to RMB 15,805 and adjustment to reflect under absorption of labor and overhead of approximately RMB 4,700. The gross profit margin for 1995 would have been only 39.2% on revenue if no account was taken of the year end adjustments on closing inventories.


SELLING EXPENSES
- ----------------

          Selling expenses decreased by RMB 1,529 or 7.5% in 1995 as compared to 1994. The decrease was in line with the decrease in sales this year. Selling expenses as a percentage of revenue has remained constant at a rate of 2.8%.


GENERAL AND ADMINISTRATIVE EXPENSES
- -----------------------------------

          General and Administrative expenses increased by RMB 19,313 or 25.8% in 1995 as compared to 1994. General and Administrative expenses as a percentage of revenues increased from 10.4% to 14.0%. The increase in General and Administrative expenses was mainly attributable to:

          a. An increase in staff wages and welfare costs of RMB 7,550 as a result of increments given to the staff this year.

          b. There was a loss of RMB 4,829 on disposal of fixed assets as compared to a gain on disposal of fixed assets of RMB 1,087 in 1994.

          c. A cash discount of RMB 6,490 was granted in 1995 for incentives to customers for early settlement of debt in order to accelerate the cash collection. In 1995, an additional bad debt provision of RMB 2,627 was provided (1994: RMB 11,300) on certain aged debt.

          d. An increase in management fee of RMB 1,716 payable to Harbin Bearing Holdings Company as a result of a 10% inflation adjustment.

          e. An increase in insurance premium paid of RMB 1,979 on the increase in assets.


INTEREST EXPENSE
- ----------------

          Interest Expense increased by RMB 5,725 or 13.4% in 1995 as compared to 1994. The increase was attributable to interest expense of 8% related to a US$ 5,000 promissory note issued on December 30, 1994 and to a 1.3% increase in interest rate on increased amounts of short-term bank loans effective July 1, 1995.


REORGANIZATION EXPENSES
- -----------------------

          There was no similar charges in 1995 of the one time reorganization expenses in 1994 which were incurred in connection with the acquisition of China Bearing Holdings Limited.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------


OPERATING ACTIVITIES
- --------------------

          The Company utilized cash in operating activities of RMB 39,057 in 1995 as compared to RMB 86,312 used in operating activities in 1994. The decrease in cash used in operating activities was mainly due to net improvements in cash settlements from accounts receivable. The Company continues to strengthen the enforcement of credit controls and the acceleration of cash collections.

          As of December 31, 1995, the Company's working capital had increased to RMB 306,288 as compared to RMB 247,990 at December 31, 1994. The Company's current ratio was 1.42:1 as of December 31, 1995 as compared to 1.38:1 at December 31, 1994.

INVESTING ACTIVITIES
- --------------------

          As of December 31, 1995, the Company had outstanding capital expenditure commitments of RMB 46,027 (December 31, 1994: RMB 91,500). These capital commitments are expected to be funded through December 1996.

          Total capital expenditure for 1995 were RMB 92,571 and were mainly for construction of new plant, buildings and renovating existing facilities and equipment. They were financed primarily by internally generated funds and short-term and long-term bank loans (see below).


FINANCING ACTIVITIES
- --------------------

          The Company relies on both short-term and long-term bank loans from Chinese banks to support its operating and capital requirements. Short-term bank loans have terms ranging from three months to six months, and are reviewed on a revolving basis. During the year of 1995, new short-term bank loans (after deducting repayment of previous loans) totaled RMB 49,735. The net proceeds from short-term bank loans in 1995 were mainly utilized to fund capital expansion projects.

          Long-term bank loans have terms ranging from 2 to 4 years and are utilized for funding capital expansion projects. During the year 1995, new long-term bank loans after deducting repayment of previous loans totaled RMB 42,246.

          The Company believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions. The Company believes that cash flow from operations, combined with cash and bank balances and bank borrowings, will provide sufficient cash flow to finance internal growth, capital projects and debt service requirements for the foreseeable future.


EFFECT OF INFLATION
- -------------------

          In China, the general inflation rate continued to be in excess of 10% during the year 1995 but it is expected that the Chinese government will continue to make substantial efforts to curb inflation over the near term. During the last quarter of 1995, the inflation growth rate has begun to slow down.

          The Company constantly monitors the effects of inflation. In general, the Company is able to raise its selling prices to shift a portion of the inflated costs to the customers. The price of the major raw material used by the Company (bearing steel) remained fairly stable during 1994 and 1995. The major impact of inflation on cost was from labor costs due to increases in employees wages. However, the improved operational efficiency, as reflected by the increased gross profit ratio during the year of 1995, managed to offset the effects of inflation.


RESULTS FOR ACTUAL 1994 COMPARED TO PROFORMA 1993

                                      Actual        Proforma
                                  Year ended      Year ended
                                December 31,    December 31,
                                        1994            1993
                                         RMB             RMB
                                ------------    ------------

Sales                                719,842         711,420
Sales Tax                                  -         (24,356)
                                    --------        --------
Net sales                            719,842         687,064
Cost of sales                       (441,854)       (439,417)
                                    --------        --------

Gross Profit                         277,988         247,647

Gross Profit percentage                 38.6%           36.0%

Selling Expenses                     (20,471)        (14,765)
General and Administrative
  expenses                           (74,747)        (76,432)
Interest Expense                     (42,721)        (40,638)
Reorganization Expenses               (7,307)         (7,307)
                                    --------        --------

Income Before Income Taxes
  and Minority Interests             132,742         108,505
                                    ========        ========


          The above pro forma results for the year ended December 31, 1993 were prepared on the basis as if the reorganization of Harbin Bearing General Factory and the acquisition of China Bearing and the Company had occurred on January 1, 1993 which are extracted from the Unaudited Proforma Consolidated Statement of Income for the year ended December 31, 1993 after giving effect to the proforma adjustments described in further detail in the aforesaid Proforma Financial Statements.

          The proforma results of operations have been prepared for comparative purposes only and do not purport to indicate the results of operation which would actually have incurred had the acquisition been in effect on January 1, 1993 or which may occur in the future.

SALES
- -----

          Sales increased by RMB 8,422 or 1.2% in 1994 compared to 1993. The increase in sales was mainly due to general sales price increases.


GROSS PROFIT
- ------------

          Gross profit increased by 12.3% or RMB 30,341 in 1994 compared to 1993. Gross profit as a percentage of revenue increased to 38.6% in 1994 from 34.8% in 1993, primarily due to the slight increase in general sales price and the effect of the sales mix change to higher margin products and the change in VAT system in China effective January 1, 1994.


SELLING EXPENSES
- ----------------

          Selling expenses increased by 38.6% or RMB 5,706 in 1994 compared to 1993 which was mainly due to an increase in government taxes of RMB 7,651. This was offset by a decrease in transportation expenses of RMB 1,500 in 1994 compared to 1993 as a result of the passing of its transportation costs directly to certain customers arising from the introduction of the new VAT system in China.


GENERAL AND ADMINISTRATION EXPENSES
- -----------------------------------

          General and Administrative expenses decreased by 2.2% or RMB 1,685 in 1994 compared to 1993. General and Administrative expenses as a percentage of revenues decreased from 10.7% to 10.4%. Although there was a large decrease in the bad debt provision of RMB 17,000, this decrease was however largely offset by a one-time formation expense of RMB 2,637 and special compensation payments to workers for early retirement totalling RMB 7,243 in 1994. This was offset by having no gain on disposal of fixed assets, whereas a gain was recorded in 1993 for RMB 4,700.


INTEREST EXPENSE
- ----------------

          Interest expense increased 5.1% or RMB 2,083 in 1994 compared to 1993 which was mainly due to an increase in interest rates during 1994.


REORGANIZATION EXPENSES
- -----------------------

          On a proforma basis, the one time reorganization expenses in connection with the acquisition of China Bearing Holdings Limited were assumed to be incurred on January 1, 1993.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's overall cash position decreased by RMB 101,000 in 1994 from 1993. The cash used in operating activities decreased from RMB 87,500 in 1993 to RMB 86,300 in 1994. The cash was mainly used to finance accounts receivable. In 1994, cash used in investing activities amounted to RMB 153,000 compared to RMB 26,000 in 1993. The increase was attributable to the investment in new equipment and construction of a new plant in order to cope with the future expansion. Cash from financing activities was decreased from RMB 266,500 in 1993 to RMB 138,300 in 1994. In 1994, the cash received was mainly in the form of loans to finance working capital and capital projects whereas in 1993, the cash from financing was mainly arising from equity financing for the joint venture and employees' stock comprised RMB 300,000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements and exhibits are listed at Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

          Certain unaudited quarterly financial information is set forth in the following table:


                                                             Net
                      Net         Gross      Net             Income
                      Sales       Profit     Income          Per Share
                      (Thousands of RMB, except per share data)
                      (Exchange Rate at 12/31/95: 8:32 RMB to $1)

1995                  RMB         RMB        RMB             RMB
First Quarter         198,854     76,758     15,328           1.00
Second Quarter        235,979     92,392     24,872           1.62
Third Quarter         216,237     84,336     18,846           1.23
Fourth Quarter         21,289     37,496     (4,861)         (0.31)

1994
First Quarter         182,677     66,312     12,360           0.81
Second Quarter        208,362     80,259     21,715           1.42
Third Quarter         198,321     81,158     15,925           1.04
Fourth Quarter        130,482     50,259      1,608            0.1


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          A.  Directors
              ---------

          The Board of Directors of the Company is comprised of only one class. The Company's current directors are listed below. The Directors are elected to serve until the following annual shareholders' meeting.


Name                     Age            First Elected
- ----                     ---            -------------

Gunter Gao                40            1994
Billy Kan                 43            1996
William McKay             41            1996
(Roger) Li Yuen Fai       35            1994
Linda Yang                35            1994
(Franco) Ho Cho Hing      43            1994

          B.  Executive Officers
              ------------------

          The Company's current executive officers are listed below. Executive officers are elected to serve until the following annual meeting of the Company's Board of Directors:


Name                           Age   Office                        First Elected
- ----                           ---   ------                        -------------

Gunter Gao                      40   Chairman                       1994
William McKay                   41   Chief Executive                1996
                                     Officer and
                                     President
(Roger) Li Yuen Fai             35   Vice President and             1994
                                     Chief Financial Officer
(Dickens) Chang
 Shing Yam                      29   Chief Accounting               1995
                                     Officer
(John) Chong Chi Yeung          28   Corporate Secretary            1995


GUNTER GAO, CHAIRMAN AND DIRECTOR, 40. Mr. Gao, a Hong Kong businessman who has extensive business experience in China, is the Chairman of the Board and a principal of Sunbase International, which indirectly owns a controlling position in Sunbase Asia. Sunbase International has various industrial holdings in China, in industries such as aviation, transportation, cement, steel and retail. Mr. Gao is also the Chairman of the Board of Sunbase Asia. Mr. Gao is responsible for the general strategy of the Company and maintains overall control of the Company's operations. Mr. Gao is actively and directly involved in all operational and strategic issues that require his experience and expertise in handling a wide variety of Chinese business transactions. During the 1980s, Mr. Gao engaged in trading and investment activities in industries such as food, timber, real estate, coal and textiles. Based on his success in these activities and with the support of several banks in China, Mr. Gao has turned Sunbase International into a leading China industrial company. Mr. Gao is currently a member of China's congress, known as the People's Political Consultative Conference. Mr. Gao is the youngest member of the congress and is widely respected for his contributions to the country's development. Mr. Gao's strong reputation in China has enabled Sunbase International to engage in and complete many difficult transactions, including acquiring a majority interest in Harbin Bearing and obtaining a license to create an airline in China. Now known as Northern Swan Airlines, this airline enjoys international prominence and the financial support of the Bank of China and the People's Construction Bank of China. Mr. Gao serves as a Senior Economic Advisor to several Chinese municipal and provincial governments, including the governments of Tianjin, Hebei, Xinjiang and Harbin. In addition, Mr. Gao is the deputy director of the Sino-Foreign Entrepreneurs Cooperative Committee.

BILLY KAN, DIRECTOR, 43. Mr. Kan has been a director of Sunbase Asia since the beginning of 1996. In his capacity at Sunbase International, Mr. Kan reports directly to its Board of Directors and serves as the communications and support link in various parts of the world. Mr. Kan holds a Bachelor of Science Degree from the University of East Anglia, a United Kingdom university, and is a member of The Institute of Chartered Accountants in England & Wales as well as the Hong Kong Society of Accountants. Prior to joining Sunbase International, Mr. Kan held many directorships and senior management positions in a wide range of professions and industries including banking, retailing, manufacturing, property, investment and corporate consulting.

WILLIAM MCKAY, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR, 41. Mr. McKay has recently been elected as the Chief Executive Officer, President and a Director of Sunbase Asia, and has been a Director and President of Southwest Products since 1991. Prior to becoming President of Southwest Products, he was Southwest Products' General Manager since 1986. Mr. McKay has substantial experience in conducting business with China, and is very familiar with Sino-American joint venture law and policies. Mr. McKay was instrumental in establishing the joint venture between Southwest Products and Shanghai Hong Xing Bearing Factory. Mr. McKay is responsible for the day-to-day operations of, and the long-term planning for, the Company in the areas of product development, marketing, financing and general operations. Prior to jointing Southwest Products, Mr. McKay practiced law, specializing in the areas of business and real estate. Mr. McKay holds a Juris Doctorate Degree, Masters in Business Administration and Bachelor of Arts degree with a major in History and minor in International Relations from the University of Southern California.

(ROGER) LI YUEN FAI, GROUP FINANCIAL CONTROLLER, CHIEF FINANCIAL OFFICER, VICE-PRESIDENT AND DIRECTOR, 35. Mr. Li has been the Group Financial Controller of Sunbase International since

1994. He has been the Chief Financial Officer and a Director of Sunbase Asia since 1995 and has recently been elected as the Vice-President of Sunbase Asia. From 1990 to 1991 he was compliance manager of Hong Kong Securities Clearing Company Limited. Mr. Li was employed by Coopers & Lybrand in Hong Kong from 1980 to 1990 (his most recent position was audit manager) and was a partner in a Hong Kong accounting firm from 1992 to 1993.

LINDA YANG, DIRECTOR, 35. Ms. Yang has been the Executive Director and a principal of Sunbase International since 1989. Ms. Yang was a co-founder of Sunbase International, has extensive experience in China business operations and holds a degree from a Chinese university. She is the wife of Gunter Gao.

(FRANCO) HO CHO HING, DIRECTOR, 43. Mr. Ho has been a Director of the New China Hong Kong Group since 1993, and a Director of Sunbase Asia since 1995. Mr. Ho is also a registered investment advisor with the Securities and Futures Commission in Hong Kong. Mr. Ho held executive positions with Trenomics Securities Limited (1981 to 1983), Shun Loong Bear Stearns Asia Limited (1985 to
1988) and Best Securities Company (1991 to 1993).

KEY MANAGEMENT

MR. MA JI BO, GENERAL MANAGER, 57. Mr. Ma is the General Manager of Harbin Bearing and is responsible for the day-to-day operations of Harbin Bearing as well as strategic planning in the areas of marketing, product development and general operations. Mr. Ma has made significant contributions relating to the design and manufacture of a broad range of Harbin Bearing's products. Mr. Ma has been awarded various provincial and national Chinese awards for scientific and technological progress in the Chinese bearing industry and holds a degree in rocket science from Northwest China Engineering University.

MR. MEI HAI YOU, DEPUTY GENERAL MANAGER, 59. Mr. Mei is the Deputy General Manager of Harbin Bearing where he has been employed for 35 years. Mr. Mei is the head of Harbin Bearing's manufacturing operations and has extensive experience in the fields of research and development, product development and manufacturing engineering. Mr. Mei is the author of a number of works on mechanical engineering and bearings and holds a degree in mechanical engineering from Harbin Polytechnic University.

MR. ZHANG ZHENG BIN, DEPUTY GENERAL MANAGER, 50. Mr. Zhang has been employed by Harbin Bearing as Deputy General Manager of Sales and Marketing for 10 years. Mr. Zhang has extensive contacts in the Chinese engineering community and has proven very effective at penetrating existing markets and developing new markets for Harbin Bearing. Mr. Zhang holds a degree in engineering from Harbin Polytechnic University.

(DICKENS) CHANG SHING YAM, ASSISTANT MANAGER AND CHIEF ACCOUNTING OFFICER, 29. Since 1994, Mr. Chang has been the Assistant Manager of Finance of Sunbase International and has been the Chief Accounting Officer of Sunbase Asia since 1995. Mr. Chang was employed by the international accounting firm of Ernst & Young in Hong Kong from 1989 to 1994, most recently as audit manager.

TODD STOCKBAUER, FINANCE MANAGER, 33. Mr. Stockbauer has been employed as the Finance Manager of Southwest Products since 1991 and directs its financial and administrative operations. Prior to 1991, he was employed in the public accounting sector, specializing in bankruptcy, litigation support and business turnarounds. Mr. Stockbauer holds a Bachelor of Arts degree in business and economics from the University of California at Santa Barbara with an emphasis in accounting, and is a Certified Public Accountant in the State of California.

ERNST RENEZEDER, DIRECTOR OF MANUFACTURING, 59. Mr. Renezeder has been the Director of Manufacturing at Southwest Products since 1992. Mr. Renezeder has over 24 years experience in manufacturing, engineering, management, and product research and development. Mr. Renezeder holds a Bachelor of Science degree in Molding and Foundry, which is equivalent to a Bachelor of Science in manufacturing engineering with an emphasis in mechanical engineering.

JOHN LEONIAK, CHIEF ENGINEER, 59. Mr. Leoniak has been the Chief Engineer at Southwest Products since 1991. As Chief Engineer, Mr. Leoniak supervises Southwest Products' engineering and research and development. Prior to joining Southwest Products, Mr. Leoniak was employed by Grumman Aircraft Systems as the head of its Landing Gear, Armament, Carrier Suitability and Survivability Group. Mr. Leoniak has contributed to the writing of various US Navy manufacturing specifications, including MIL-B-8942, MIL-B-81820, MIL-B-81819 and MIL-STD-1599. Mr. Leoniak holds a Bachelor of Science in mechanical engineering from the Polytechnic Institute of Brooklyn.

PETER WANG, QUALITY CONTROL MANAGER, 35. Mr. Wang has been the Quality Control Manager of Southwest Products since 1993 where he supervises the Quality Control and Inspection Departments. Prior to joining Southwest Products, Mr. Wang held positions as a mechanical engineer and a senior quality engineer. Mr. Wang has extensive experience in quality and statistical process control, is fluent in Mandarin and holds a Master of Science degree in mechanical engineering from North Carolina A&T State University and a Bachelor of Science degree in physics from Lenoir Rhyne College.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
- -------------------------------------------------

          Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and certain written representations, no persons who were either a director, officer, beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

MANAGEMENT COMPENSATION

          No compensation was earned by or awarded to any of the Company's officers or directors in 1995. In 1995, in connection with a Management and Services Agreement between China Bearing Holdings Limited and Sunbase International, Sunbase International provided to the Company and its affiliates office space and equipment, administrative services and the services of Mr. Gao and other employees of Sunbase International (such as Ms. Yang, Mr. Li and Mr. Chang). In consideration of the provision of such services, China Bearing Holdings Limited paid Sunbase International a total of US $30,000 plus certain out-of-pocket expenses such as travel and entertainment. See ITEM 13 "CERTAIN RELATIONSHIPS AND TRANSACTIONS." Based on the foregoing, no executive officer of the Company received compensation of US $100,000 or more from the Company.

STOCK OPTION PLAN

          On January 2, 1996, the Company's Board of Directors adopted the 1995 Sunbase Asia, Inc. Stock Option Plan (the "Plan"). The Plan permits the grant of options to purchase an aggregate of up to 2,500,000 Shares of the Common Stock of the Company. Under the Plan, incentive stock options and non-qualified stock options may be issued. Eligible participants under the Plan are those individuals and entities that the stock option committee of the Company (the "Committee") in its discretion determines should be awarded such incentives given the best interests of the Company; provided, however, that incentive stock options may only be granted to employees of the Company and its affiliates. The Committee has the power to determine the price, terms and vesting schedule of the options granted, subject to the express provisions of the Plan. All incentive stock options will have option exercise prices per option share not less than the fair market value of a share of the Common Stock on the date the option is granted, except that in the case of incentive stock options granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate of the Company, the price shall not be less than 110% of such fair market value. The Plan terminates on the earlier of that date on which no additional shares of Common Stock are available for issuance under the Plan or January 2, 2006.

          In connection with an employment agreement entered into by and between the Company and William R. McKay on January 16, 1996, and pursuant to the Plan, the Company granted Mr. McKay the option to purchase an aggregate of up to 800,000 shares of Common Stock of the Company. The option is intended by the Company and Mr. McKay to be, and will be treated as, an incentive stock option. The options granted to Mr. McKay vest at the rate of 160,000 shares per each full year of Mr. McKay's employment under the Agreement. Mr. McKay may exercise the options that have vested and purchase shares of the Common Stock of the Company at the following prices:

                             Exercise Price of
          Full Years of      Options that Vest
          Employment         After Each Such Year
          -----------        --------------------

          One                $ 6.65
          Two                $ 7.75
          Three              $ 9.25
          Four               $10.75
          Five               $12.75

          All unexercised options will expire on that date which is six years after the date on which such options have vested.

EMPLOYMENT AGREEMENT

          On January 16, 1996, Sunbase Asia and Southwest Products entered into an employment agreement with William R. McKay (the "Agreement") pursuant to which Mr. McKay is employed to serve as President and Chief Executive Officer of Southwest Products and as President and Chief Executive Officer of Sunbase Asia. Under the terms of the Agreement, Mr. McKay will be paid an annual base salary of $285,000. The base salary may be increased or decreased (to a minimum of $225,000), based upon an annual review of Mr. McKay's performance. In addition to the base salary, the Board of Directors of Sunbase Asia may, at its sole discretion, pay Mr. McKay a bonus for any particular year of his employment. On January 16, 1996, in connection with the execution of the Agreement, Sunbase Asia, Southwest Products and Mr. McKay entered into a Confidentiality and Non-Competition Agreement pursuant to which Mr. McKay agrees to keep certain information of Sunbase Asia, Southwest Products and their affiliates confidential, and is prohibited from competing with Sunbase Asia, Southwest Products and their affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth, as of March 15, 1996, the stock ownership of all persons known to own beneficially five percent (5%) or more of the equity securities of the Company, and all directors and officers of the Company and its affiliates, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                     Equity Ownership                      Voting Rights
                                     ----------------                      -------------
                                     Amount of              Percent        Amount of
Name and                             Beneficial             of             Beneficial
Address                              Ownership/(1)/         Class/(2)/     Ownership/(1)/     Percent
- --------                             --------------------   ------------   ----------------   --------

Asean Capital                        13,711,000/(3)/        85.80%         28,111,000/(4)/     92.53%

Gunter Gao                           13,711,000/(2) (5)/    77.22%         25,299,900/(4)/     83.28%
Chairman and Director

Linda Yang                           13,711,000/(2) (5)/    77.22%         25,299,900/(4)/     83.28%
Director

William McKay/(6)/                         -                  -                  -               -
Chief Executive Officer,
President and Director

Li Yuen Fai (Roger)                        -                  -                  -               -
Chief Financial Officer,
Vice President and Director

Dickens Chang                              -                  -                  -               -
Chief Accounting Officer

Billy Kan                                  -                  -                  -               -
Director

Ho Cho Hing (Franco)                       -                  -                  -               -
Director

Sunbase International                13,711,000             77.22%         25,299,900          83.28%
(Holdings) Limited/(7)/

All directors and officers           13,711,000             85.80%         28,111,000          92.50%
of the Company as a Group/(8)/

_________________________
* less than 1 percent

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(2) Based on 15,980,063 shares of Common Stock outstanding on a fully-diluted basis calculated as follows: (a) 11,700,063 shares outstanding; (b) 3,600,000 shares issuable upon conversion of the Series A Preferred Stock and (c) 680,000 shares issuable upon conversion of the Series B Preferred Stock.

(3) Includes 10,111,000 outstanding shares of Common Stock and 3,600,000 shares of Common Stock issuable upon conversion of the Series A Preferred Stock.

(4) Includes 10,111,000 voting rights held by way of Asean Capital's ownership of 10,111,000 shares of Common Stock and 18,000,000 voting rights held by way of Asean Capital's ownership of 36 shares of the Series A Preferred Stock.

(5) Includes shares of Sunbase Common Stock and Preferred Stock beneficially owned by Gunter Gao and Linda Yang, husband and wife, by way of the ownership by each of Mr. Gao and Ms. Yang of 50% of the capital stock of Sunbase International, which in turn owns 90% of the capital stock of Asean Capital. Each of Ms. Yang and Mr. Gao disclaims beneficial ownership of the shares held by the other, although their ownership has been aggregated for purposes of this table.

(6) Does not include 800,000 shares of Common Stock issuable upon exercise of the stock options granted to Mr. McKay. See "Stock Option Plan."

(7) Consists of 10,111,000 outstanding shares of Common Stock and 3,600,000 shares of Common Stock issuable upon conversion of the Series A Preferred Stock owned by Asean Capital, of which Sunbase International owns 90%.

(8)  Consists of shares beneficially owned by Gunter Gao and Linda Yang.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        As discussed above (See ITEM 1 "BUSINESS ORGANIZATION OF THE COMPANY"), an effective 51.4% in Harbin Bearing was acquired at the end of 1993 by then affiliates of Sunbase International. This was accomplished by the acquisition by China Bearing Holdings Limited ("China Bearing") of China International Bearing (Holdings) Limited ("China International"). China International was incorporated to act as the holding company of two Sino-foreign joint venture companies which in turn were formed to acquire in the aggregate a 51.6% interest in Harbin Bearing. China International has a 99.9% equity interest in one of the joint venture companies and a 99% equity interest in the other, which in turn hold a 41.6% and 10% interest, respectively, in Harbin Bearing (See, "Organizational Chart"). The aggregate cash consideration contributed by the joint venture companies was Rmb 232.1 million which was principally financed by an interest free loan from Sunbase International to China International (the "Sunbase Loan"). China International in turn made equity contributions and loans to the two joint venture companies.

        In April 1994, New China Hong Kong acquired from Sunbase International 10% of the outstanding stock of China Bearing and 10% of the Sunbase Loan. The Sunbase Loan was later assigned to China Bearing, and China Bearing assumed the Sunbase Loan for a consideration of the same amount payable to it by China International. The obligations under the Sunbase Loan were extinguished by Sunbase International and New China Hong Kong, and the amount thereof was treated as a contribution of cash to China Bearing and credited to its contributed surplus account. Thereafter, the shares of China Bearing owned by Sunbase International and New China Hong Kong were transferred to Asean Capital, in which Sunbase International and New China Hong Kong own 90% and 10%, respectively. As set forth above, in December 1994, Asean Capital transferred all of its interest in China Bearing to the Company.

        Pursuant to a Management Services Agreement between Sunbase International and China Bearing dated January 1, 1994, Sunbase International agreed to provide China Bearing and its affiliates, including the Company, advice and consultation, including strategic management, business planning and development services, accounting and financial service, human resource service, sales and marketing service and such additional services as may be agreed upon for an annual fee of US $30,000. China Bearing is also obligated to reimburse Sunbase International for its direct out-of-pocket costs incurred in providing the management services. The Agreement's term was two years and it expired on December 31, 1995.

        Harbin Bearing and Harbin Precision have entered into leases (the "Ancillary Transport Equipment Lease" and the "Manufacturing Machinery Lease"), covering all equipment and assets of the Bearing Factory relating to the bearing operations which were not contributed to the Company in the Restructuring. The Leases cover cars, trucks, machinery and equipment used in manufacturing, office administration and power generation and provide for total annual payments of US $3,267,000. At the expiration of the two Leases in December 31, 1998 and December 31, 2001, respectively, Harbin Bearing has the right to either renew the Leases or acquire the equipment.

        Harbin Bearing and Harbin Holdings have entered into a lease covering plants and buildings used in Harbin Bearing business which were not contributed to Harbin Bearing in the Restructuring (the "Plant Lease"). The Plant Lease provides for annual rent payments of US $451,000. At the expiration of the lease on December 31, 1998, Harbin Bearing has the right to extend the lease at market rent for another five years.

        Harbin Holdings and Harbin Bearing have entered into a lease providing for the use of land by Harbin Bearing at US $301,000 per annum.

        As a result of the Restructuring, Harbin Holdings owns the rights to the trademark "HRB." Pursuant to an exclusive and perpetual trademark license agreement, Harbin Holdings has granted Harbin Bearing the exclusive and perpetual right to use the "HRB" trademark on its products and marketing materials. The royalty on the trademark license agreement is 0.5% of annual sales from 1994 to 2003 and 0.3% from 2004 to 2013.

        Pursuant to the Restructuring, Harbin Holdings assumed responsibilities of the pension payments of all employees of the Bearing Factory who retired or left the Bearing Factory prior to the Restructuring. Harbin Bearing and Harbin Holdings have entered into an agreement (the "Pension Agreement") relating to pension arrangements after the Restructuring. The Pension Agreement provides that Harbin Bearing may satisfy the statutory requirement to pay an amount equal to 20% of annual wages to the municipal government to fund future pension obligations of its existing employees, by making such payments to Harbin Holdings as representative of the municipal government of Harbin, and Harbin Holdings agrees to be responsible for all pension obligations to employees of Harbin Bearing who retire or leave after the Restructuring.

        Subsequent to December 31, 1993, Harbin Bearing and Harbin Holdings entered into a management and administrative services agreement. The agreement provides for the payment by Harbin Bearing of an annual fee of Rmb 17,160,000 (approximately US $2,049,000) in connection with services for medical, heating, education and other staff-related benefits provided by Harbin Holdings for a term of three years. The costs of these services were previously fully paid by the Bearing Factory and have now been superseded by the above agreement. The fees are subject to an annual 10% inflation adjustment.

        Agreements were also entered into by Harbin Bearing with the two joint venture holding companies of Harbin Bearing in respect of general management services to be provided by the joint venture companies from January 1, 1994 to December 31, 1995 at an annual fee of Rmb 150,000 (US $18,000) payable to each of the joint venture companies.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following financial statements and exhibits are filed with and as a part of this Report.

                                                                    Page No.(s)
                                                                    -----------
         (1) Financial Statements.
             --------------------

             Index to Financial Statements                                   46

             Report of Independent Auditors                                  47

             Consolidated Balance Sheets as of
              December 31, 1994 and December 31, 1995                        48

             Consolidated Statements of Income for the years
              ending December 31, 1994 and December 31, 1995                 50

             Consolidated Statements of Cash Flows for the years
              ending December 31, 1994 and December 31, 1995                 51

             Consolidated Statements of Changes in Shareholders'
              Equity for the years ended December 31, 1994 and
              December 31, 1995                                              53

             Notes to Consolidated Financial Statements                      54

         (2) Exhibits


     Exhibit No.       Description of Document                       Page No.(s)
     -----------       -----------------------                       -----------
     (a) Exhibits.  The following exhibits of the Company are
          included herein.

         (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

     2.1               Share Exchange Agreement, dated December
                       2, 1994, between the Company, Valley
                       Financial, Inc., Wayne Crumpley and China
                       Bearing Holdings, Ltd. and Asean Capital
                       Limited, a subsidiary of Sunbase
                       Intentional./(1)/

     2.2               Asset Transfer and Assumption Agreement
                       dated December 16, 1994, between the
                       Company and Valley Financial
                       Corporation./(1)/

     (3)     Certificates of Incorporation and Bylaws

     3.1               Nevada Articles of Incorporation./(1)/

     3.2               Articles of Merger./(1)/

     3.3               Amended and Restated Certificate of
                       Designation for Series A Convertible
                       Preferred Stock./(1)/

     3.4               Secured Promissory Note in favor of Asean
                       Capital Limited./(2)/

     3.5               Third Amended and Restated Certificate of          75
                       Designation for Series B Preferred Stock

     (10)    Material contracts

     10.1              Agreement between the Company and New
                       China Hong Kong with respect to the Sale and Purchase of shares of China Bearing, together with the Deed of Novation./(3)/

     10.2              Memorandum and Articles of Association of
                       China International./(3)/

     10.3              Joint Venture Contract between China
                       International and Harbin Hazhou Bearing
                       Distributing Company with respect to Harbin
                       Sunbase./(3)/


     10.4              Joint Venture Contract between China
                       Intentional and Harbin Bearing Everising
                       Construction and Development Ltd. with
                       respect to Harbin Xinhengli./(3)/

     10.5              Amended Articles of Association of Harbin
                       Sunbase./(3)/

     10.6              Articles of Association of Harbin
                       Xinhengli./(3)/

     10.7              Articles of Association of Harbin Bearing./(3)/

     10.8              Agreement between Harbin Sunbase and
                       Harbin Bearing with respect to the provision of financial management services to Harbin
                       Bearing./(3)/

     10.9              Agreement between Harbin Xinhengli and
                       Harbin Bearing with respect to the
                       provisions of sales and marketing services to Harbin Bearing./(3)/

     10.10             Pension Fund Aggregation Agreement
                       Harbin Bearing and Harbin Holdings with
                       respect to pension payments for existing employees./(3)/

     10.11             Trademark Licensing Agreement between
                       Harbin Bearing and Harbin Holdings with
                       respect to the "HRB" trademark./(3)/

     10.12 Service Agreement between Harbin Holdings and Harbin Bearing./(3)/

     10.13             Land Use Right Lease Agreement between
                       Harbin Holdings and Harbin Bearing./(3)/

     10.14             Power Supply and Manufacturing Equipment
                       Lease Agreement between Harbin Precision and Harbin Bearing./(3)/

     10.15             Plant Buildings Lease Agreement between
                       Harbin Precision and Harbin Bearing./(3)/


     10.16             Ancillary and Transport Equipment Lease
                       Agreement between Harbin Precision and
                       Harbin Bearing./(3)/

     10.17             Know-How Contract dated December 18,               84
                       1992 between Southwest Products and
                       Shanghai Hong Xing Bearing Factory.

     10.18             Contract for Joint Ventures dated March 21,       124
                       1994 between Southwest Products and
                       Shanghai Hong Xing Bearing Factory.

     10.19             Articles of Association for Joint Venture         158
                       dated March 21, 1994 relating to the
                       Shanghai Joint Venture.

     10.20             Agreement and Plan of Reorganization and          190
                       Merger dated as of December 29, 1995
                       among the Company, Southwest Products
                       and the shareholders of Southwest Products.

     10.21             Employment Agreement dated as of January          232
                       16, 1996 between the Company, Southwest
                       Products and William McKay.

     10.22             1995 Stock Option Plan.                           245

_____________
(1) Filed with the Company's Form 8-K, dated December 22, 1994 and incorporated herein.
(2) Filed with the Company's Form 8-K/A, dated December 22, 1994 and incorporated by reference herein.
(3) Filed with the Company's Form 10-K dated March 3, 1995 and incorporated by reference herein.


    22            The Company's subsidiaries are:

                                    Effective
                                    Percentage
Name of Subsidiary                  Ownership     Place of Incorporation
- ---------------------------         ----------    -------------------------

CHINA BEARING                       100%          Bermuda Holding Company
HOLDINGS LIMITED

CHINA INTERNATIONAL                 100%          Hong Kong Holding Company
BEARING HOLDINGS LIMITED


HARBIN SUNBASE                       99%          PRC JV Holding Co.
DEVELOPMENT COMPANY
LIMITED

HARBIN XINHENGLI                     99.90%       PRC JV Holding Co.
DEVELOPMENT
COMPANY LIMITED

HARBIN BEARING                       51.4%        PRC Joint Stock Company
COMPANY, LTD.

SOUTHWEST PRODUCTS                  100%          California Corporation
COMPANY

SHANGHAI SOUTHWEST                   28%          PRC Joint Venture
BEARING COMPANY
COMPANY

______________
(b) No Reports on Form 8-K were filed during or related to the last quarter of 1995.

                                   SIGNATURES
                                   ----------



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Sunbase Asia, Inc.


Date:  May 3, 1996            By: /s/ William McKay
                                  ------------------------
                                  William McKay, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 3, 1996             By: /s/ Gunter Gao
                                  ------------------------
                                  Gunter Gao, Chairman


Date: May 3, 1996             By: /s/ Billy Kan
                                  ------------------------
                                  Billy Kan, Director


Date: May 3, 1996             By: /s/ William McKay
                                  ------------------------
                                  William McKay, Chief Executive
                                  Officer, President and Director


Date: May 3, 1996             By: /s/ Roger Li
                                  ------------------------
                                  (Roger) Li Yuen Fai, Vice
                                  President and Chief Financial
                                  Officer and Director


Date: May 3, 1996             By: /s/ Linda Yang
                                  ------------------------
                                  Linda Yang, Director


Date: May 3, 1996             By: /s/ Franco Ho Cho Hing
                                  ------------------------
                                  (Franco) Ho Cho Hing, Director


Date: May 3, 1996             By: /s/ Dickens Chang
                                  ------------------------
                                  (Dickens) Change Shing Yam, Chief
                                  Accounting Officer

                              Financial Statements


                      SUNBASE ASIA, INC. AND SUBSIDIARIES





                                 ERNST & YOUNG
                                   HONG KONG

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

SUNBASE ASIA, INC. AND SUBSIDIARIES:

  Report of Independent Auditors                                             F-2

  Consolidated Balance Sheets as of December 31, 1994                    F-3 - 4
    and December 31, 1995

  Consolidated Statements of Income                                          F-5
    for the years ended December 31, 1994 and December 31, 1995

  Consolidated Statements of Cash Flows                                  F-6 - 7
    for the years ended December 31, 1994 and December 31, 1995

  Consolidated Statements of Changes in Shareholders'                        F-8
    Equity for the years ended December 31, 1994
    and December 31, 1995

  Notes to Consolidated Financial Statements                            F-9 - 29

                         REPORT OF INDEPENDENT AUDITORS



     To the Board of Directors and Shareholders
         Sunbase Asia, Inc.



         We have audited the accompanying consolidated balance sheets of Sunbase Asia, Inc. and its subsidiaries as of December 31, 1995 and 1994 and the related statements of income, cash flows and changes in shareholders' equity for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunbase Asia, Inc. and its subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with accounting principles generally accepted in the United States of America.



                                       ERNST & YOUNG



     Hong Kong
     April 5, 1996

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1994
                             AND DECEMBER 31, 1995

       (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                          NOTES     1994        1995       1995
                                                     RMB         RMB        US$
                                                  ---------   ---------   -------
ASSETS
Current assets
  Cash and bank balances                             65,646      30,944     3,719
  Accounts receivable, net                    5     261,184     264,186    31,753
  Notes receivable                                       --      25,756     3,096
  Inventories, net                            6     361,455     476,997    57,331
  Prepaid VAT                                            --      40,429     4,859
  Other receivables                                  35,636      57,209     6,876
  Due from related companies                 23     170,073     137,079    16,476
                                                  ---------   ---------   -------
Total current assets                                893,994   1,032,600   124,110
Fixed Assets                                  7     481,295     554,086    66,597
Deferred asset                                8      35,729      18,134     2,180
Long term investments                         9       6,999       1,438       173
Goodwill                                     10          --      12,144     1,460
                                                  ---------   ---------   -------
Total assets                                      1,418,017   1,618,402   194,520
                                                  =========   =========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short term bank loans                      11     227,078     276,813    33,271
  Accounts payable                                  151,853     116,205    13,967
  Notes payable                              12          --      15,627     1,878
  Accrued liabilities and other                      44,761      90,108    10,831
    payables
  Short term obligations under               13      15,873      17,269     2,075
    capital leases
  Other loans                                14      33,810      33,810     4,064
  Secured promissory note                  1,15          --      41,600     5,000
  Income tax payable                          4       9,342       5,874       706
  Taxes other than income                            20,970          --        --
  Due to related companies                          130,635     111,654    13,420
  Due to shareholders                                11,682      17,352     2,086
                                                  ---------   ---------   -------
Total current liabilities                           646,004     726,312    87,298
Long term bank loans                         16      68,424     110,670    13,302
Long term obligations                        13     124,982     107,713    12,946
  under capital leases
Secured promissory note                    1,15      42,250          --        --
Minority interests                                  288,175     343,142    41,243
                                                  ---------   ---------   -------
                                                  1,169,835   1,287,837   154,789
Obligations and commitments                  13          --          --        --

                                                          Continued on next page

             The accompanying notes form an integral part of these
                       consolidated financial statements

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1994
                       AND DECEMBER 31, 1995 (continued)

       (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)


                                            NOTES     1994        1995       1995
                                                       RMB         RMB        US$
                                                    ---------   ---------   -------
Shareholders' equity:
Common Stock, par value US$0.001 each,         19          99          99        12
  50,000,000 shares authorized;
  11,700,063 issued, and fully paid up
Preferred Stock, par value US$0.001
 each, 25,000,000 shares authorized,
   Convertible Preferred Stock -
   Series A;
   36 shares issued and outstanding         1, 19      44,533      44,533     5,352

   Convertible Preferred Stock -
   Series B;
   6,800 shares issued and outstanding
   (1994: Nil issued)                           1           -      28,288     3,400
Contributed surplus                            19     151,942     151,942    18,262
Reserves                                       20      13,011      25,266     3,037
Retained earnings                                      38,597      80,437     9,668
                                                    ---------   ---------   -------
Total shareholders' equity                            248,182     330,565    39,731
                                                    ---------   ---------   -------

Total liabilities and shareholders'                 1,418,017   1,618,402   194,520
 equity                                             =========   =========   =======

             The accompanying notes form an integral part of these
                       consolidated financial statements

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1995

       (AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)


                                         NOTES      1994          1995          1995
                                                     RMB           RMB           US$
                                                 -----------   -----------   -----------
Net Sales to
  -  third parties                                  655,848       569,248        68,419
  -  related parties                        23       63,994       103,111        12,393
                                                 ----------    ----------    ----------
                                                    719,842       672,359        80,812
Cost of sales                                      (441,854)     (381,377)      (45,838)
                                                 ----------    ----------    ----------
Gross profit                                        277,988       290,982        34,974

Selling, general and
 administrative expenses
  -  third parties                                  (57,434)      (71,820)       (8,632)
  -  related parties                        23      (37,784)      (41,182)       (4,950)
                                                 ----------    ----------    ----------
                                                    (95,218)     (113,002)      (13,582)
Interest expense
  -  third parties                                  (30,128)      (37,136)       (4,463)
  -  related parties                        23      (12,593)      (11,310)       (1,359)
                                                 ----------    ----------    ----------
                                                    (42,721)      (48,446)       (5,822)
Reorganization expenses                     21       (7,307)           --            --
                                                 ----------    ----------    ----------
Income before income taxes                          132,742       129,534        15,570
Provision for income taxes:                  4
  -  Current                                        (19,087)      (20,472)       (2,461)
  -  Deferred                                        (3,600)           --            --
                                                 ----------    ----------    ----------
                                                    (22,687)      (20,472)       (2,461)
                                                 ----------    ----------    ----------
Income before minority interests                    110,055       109,062        13,109

Minority interests                                  (58,447)      (54,967)       (6,607)
                                                 ----------    ----------    ----------

Net income                                           51,608        54,095         6,502
                                                 ==========    ==========    ==========

Earnings per common share                   17         3.37          3.54          0.42
                                                 ==========    ==========    ==========

Numbers of shares outstanding               17   15,300,063    15,300,063    15,300,063
                                                 ==========    ==========    ==========

             The accompanying notes form an integral part of these
                       consolidated financial statements

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1995

                             (AMOUNTS IN THOUSANDS)


                                         NOTES     1994        1995        1995
                                                    RMB         RMB        US$
                                                 ---------   ---------   --------
Cash flows from operating
 activities:
Net income                                         51,608      54,095      6,502
Adjustments to reconcile income
 to net cash provided by
 operating activities:
Minority interests                                 58,447      54,967      6,606
Depreciation                                       44,562      44,447      5,342
Loss on disposal of fixed assets                       --       4,829        580
Exchange difference on secured
 promissory note                                       --        (650)       (78)

Reorganization expenses                             7,307          --         --
Others                                              1,226      17,595      2,115

(Increase) decrease in assets:
Accounts receivable                              (261,184)     (1,312)      (157)
Inventories                                       (80,457)   (107,824)   (12,960)
Notes receivable                                       --     (25,756)    (3,096)
Prepaid VAT                                            --     (40,429)    (4,859)
Other receivables                                  32,372     (21,086)    (2,534)
Due from related companies                       (157,118)     32,994      3,965
Deferred tax asset                                  3,600          --         --

Increase (decrease) in
 liabilities:
Accounts payable                                   34,947     (41,836)    (5,028)
Notes payable                                          --       4,000        481
Accrued liabilities and other
  payables                                         18,361      40,531      4,872
Income tax payable                                  9,342      (3,468)      (417)
Taxes other than income                            20,970     (20,970)    (2,520)
Due to related companies                          129,031     (34,854)    (4,189)
Due to shareholders                                   674       5,670        681
                                                 --------    --------    -------
Net cash used in operating
  activities                                      (86,312)    (39,057)    (4,694)

Cash flows from investing
 activities:
Purchase of a subsidiary                    22         --        (731)       (88)
Disposal of long term investments                     263       5,561        668
Proceeds from disposal of fixed
  assets                                               --         115         14
Additions to fixed assets                        (153,213)    (92,571)   (11,126)
                                                 --------    --------    -------
Net cash used in investing
  activities                                     (152,950)    (87,626)   (10,532)

                                                        (Continued on next page)

             The accompanying notes form an integral part of these
                      consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1995
                                  (continued)

                             (AMOUNTS IN THOUSANDS)

                                       1994        1995        1995
                                        RMB         RMB         US$
                                        ---         ---         ---
Cash flows from financing
activities:
Proceeds from short term bank
  loans                                 440,213     518,573     62,328
Repayment of short term bank
  loans                                (360,344)   (468,838)   (56,351)
Redemption of debentures                (10,000)         --         --
Proceeds from long term bank
  loans                                  68,424      54,289      6,525
Repayment of long term bank loans            --     (12,043)    (1,447)
                                       --------    --------    -------
Net cash provided by financing
  activities                            138,293      91,981     11,055
                                       --------    --------    -------

Net decrease in cash and cash
  equivalents                          (100,969)    (34,702)    (4,171)
Cash and cash equivalents, at
  beginning of year                     166,615      65,646      7,890
                                       --------    --------    -------
Cash and cash equivalents, at end
  of year                                65,646      30,944      3,719
                                       ========    ========    =======

Income taxes paid                        10,920      15,953      1,917
Interest paid (net of amount
  capitalized)                           30,856      35,186      4,229
Non-cash transactions:
Financing lease arrangements             14,590      15,873      1,908
Purchase of a subsidiary by issue
  of convertible stock                       --      28,288      3,400
                                       ========    ========    =======

             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1995

                             (AMOUNTS IN THOUSANDS)


                             Common       Preferred        Contributed               Retained
                             Stock          stock            Surplus      Reserves   earnings
                                     Series A   Series B
                              RMB       RMB        RMB         RMB          RMB        RMB
Balance at
 December 31, 1993
 (note 1)                        99     44,533        --        144,635         --         --
Reorganization expenses
 (note 21)                       --         --        --          7,307         --         --
Net income                       --         --        --             --         --     51,608
Appropriation to
 reserves (note 20)              --         --        --             --     13,011    (13,011)
                                 --     ------   -------        -------     ------    -------
Balance at
 December 31, 1994               99     44,533        --        151,942     13,011     38,597
New issue (note 1)               --         --    28,288             --         --         --
Net income                       --         --        --             --         --     54,095
Appropriation to
 reserves (note 20)              --         --        --             --     12,255    (12,255)
                                 --     ------   -------        -------     ------    -------

Balance at
 December 31, 1995               99     44,533    28,288        151,942     25,266     80,437
                                 ==     ======    ======        =======     ======     ======

             The accompanying notes form an integral part of these
                      consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

          Sunbase Asia, Inc. ("the Company") entered into a share exchange agreement ("Share Exchange Agreement") with Asean Capital Limited ("Asean Capital") on December 2, 1994. Pursuant to the agreement and certain subsequent changes thereto, as agreed between the Company and Asean Capital, and further to a board resolution of the Company on March 31, 1995, the Company issued 10,261,000 common stock shares, 36 shares of Series A convertible preferred stock and a US$5 million secured promissory note to Asean Capital in exchange for the entire issued share capital of China Bearing Holdings Limited ("China Bearing").

          The Series A convertible preferred stock is convertible at the option of the holder at a conversion rate of 100,000 common stock shares per Series A share. As preferred shares, they also carry 500,000 votes per share and are entitled to the same dividend as the common stock shareholders on the basis as if the preferred shares had been converted to common stock shares at the conversion rate as noted above.

          The total number of common stock shares outstanding subsequent to this arrangement was 11,700,063. For the purpose of these financial statements, the Share Exchange Agreement and all subsequent amendments thereto were deemed to be effected as of December 31, 1993.

          This transaction has been treated as a recapitalization of China Bearing with China Bearing as the acquirer (reverse acquisition). The historical financial statements prior to December 2, 1994 are those of China Bearing.

          China Bearing is a holding company which was establishing to acquire a 100% interest in China International Bearing (Holdings) Company Limited ("China International"), a company then wholly-owned by Sunbase International (Holdings) Limited ("Sunbase International"), at a nominal consideration of HK$0.002 on March 8, 1994. China International was incorporated in Hong Kong on June 23, 1993 to act as the holding company of Harbin Xinhengli Development Co. Ltd. ("Harbin Xinhengli") and Harbin Sunbase Development Co. Ltd. ("Harbin Sunbase"), Sino-foreign equity joint ventures in the People's Republic of China ("China" or the "PRC") established on September 18, 1993 and January 28, 1993, respectively, and to acquire, in aggregate, a 51.6% interest in Harbin Bearing Company Limited ("Harbin Bearing"). China International has a 99.9% equity interest in Harbin Xinhengli and a 99.0% equity interest in Harbin Sunbase, which hold 41.6% and 10.0%, equity interests in Harbin Bearing. The aggregate cash consideration contributed by Harbin Xinhengli and Harbin Sunbase to Harbin Bearing was RMB
232.1 million for the acquisitions of the 51.6% interest in Harbin Bearing.

          Harbin Bearing is the successor to the manufacturing operations of Harbin Bearing General Factory (the "Predecessor" or "Bearing Factory"), a Chinese state-owned enterprise established in 1950. In connection with the restructuring of the Predecessor, Harbin Bearing was established on December 28, 1993 as a joint stock limited company under the Trial Measures on Share Companies and the Opinion on the Standardization of Joint Stock Companies promulgated by the State Council of China.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

          Pursuant to an agreement between the Predecessor and Harbin Bearing, the ball bearing manufacturing and sales businesses, together with certain assets and liabilities, were transferred to Harbin Bearing. Certain other assets and liabilities relating to the bearing business were transferred to Harbin Precision Machinery Manufacturing Company ("Harbin Precision"), and certain ancillary operations, businesses, facilities used to provide community services to employees of the factory and their families in Harbin were transferred to Harbin Bearing Holdings Company ("Harbin Holdings").

          However, certain assets such as accounts receivable and construction in progress and certain liabilities such as the long term bank loan were not transferred to Harbin Bearing. Harbin Bearing will account for all new sales and subsequent collections effective from January 1, 1994 and assist the Predecessor in the collection of its outstanding accounts receivable prior to the reorganization. This service will be provided at no cost.

          Harbin Holdings is a separately established enterprise controlled by and under the administration of the Harbin Municipal Government and the industrial oversight of the Machine Bureau. Harbin Precision is wholly-owned by Harbin Holdings. Harbin Holdings received 33.3% of the new shares of Harbin Bearing in consideration for the net assets transferred thereto from the Predecessor.

          Details of the equity capital of Harbin Bearing are as follows:

                                             Contribution
                                             to Registered     Ownership
                                                Capital       Percentage
                                             RMB' million

Harbin Xinhengli and Harbin Sunbase              232.1           51.6%
Harbin Holdings (in the form of assets)          150.0           33.3%
Current employees of Harbin Bearing
     and others (in cash)                         67.9           15.1%
                                                 -----          -----
                                                 450.0          100.0%
                                                 =====          =====

     The assets acquired and the liabilities assumed by Harbin Bearing from the Predecessor were revalued on December 31, 1993 at the then respective fair values which included certain fixed assets revalued by the State Administration of Assets Bureau. The book value of the net assets so transferred was RMB 150,000. After giving effect to the principal adjustments in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") as explained in Note 2 below, the fair value of the net assets transferred to Harbin Bearing from the Predecessor was RMB 173,118. The total fair value of the net assets of Harbin Bearing after taking into account the cash received from the other investors totalled RMB 473,118.

          China International completed its acquisition of an effective interest of 51.4% interest in Harbin Bearing through Harbin Xinhengli and Harbin Sunbase on December 28, 1993. Harbin Holdings together with

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

some individual investors retained 48.4% and the remaining 0.2% which was held by the joint venture partners of Harbin Xinhengli and Harbin Sunbase.

          The following unaudited pro forma information for the years ended December 31, 1994 and 1993 has been prepared on the basis as if the acquisition of China Bearing and Harbin Bearing had occurred on January 1, 1993.

          The pro forma results for the year ended December 31, 1994 presented below are prepared after giving effect to the following pro forma adjustments:

             (a) Interest expense in respect of the US$5 million secured promissory note issued pursuant to the restructuring as detailed above; and

             (b) reversal of the reorganization expenses which had already been reflected in the pro forma results for the year ended December 31, 1993 on the basis as if the reorganization was completed on January 1, 1993.

          The pro forma results of operations have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisitions been in effect on January 1, 1993 or which may occur in the future.


                                         Year ended
                                        December 31,
                                      1993       1994
                                      RMB        RMB
                                        (unaudited)

Net sales                            687,064   719,842
Net income                            41,310    55,563
Earnings per common stock share         2.70      3.63


          On December 29, 1995, the Company entered into a reorganization agreement ("Reorganization Agreement") with Southwest Products Company ("Southwest") and the shareholders of Southwest for the acquisition of 100% of the issued common stock of Southwest.

          Pursuant to the Reorganization Agreement, a wholly-owned subsidiary of the Company was incorporated for the purpose of merging with Southwest pursuant to a separate merger agreement. In connection with the merger, the Company issued an aggregate of 6,800 shares of Series B convertible preferred stock ("Series B stock") to the then shareholders of Southwest or their designates. At the option of the Series B stockholders, the stock may be redeemed at US$500 per Series B share by the Company from the proceeds of the next permanent equity offering, the net proceeds of which will be designated for such redemption. Any shares not so redeemed will automatically be converted into common stock shares at the rate of 100 common stock shares per Series B stock. If the aforesaid public offering or the redemption are

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

not effected within two years from date of issue of the Series B stock, the stock will automatically be converted into common stock at the rate of 100 common stock shares per Series B stock. As preferred shares, the shares carry 100 votes per share and are entitled to the same dividend as the common shareholders on the basis as if the preferred shares had been converted to common stock shares at the conversion rate as noted above.

          This transaction has been treated as a business combination and is accounted for under the purchase method of accounting. However, since the acquisition was consummated on December 31, 1995, the results of Southwest for the year then ended have not been consolidated into the Company but will accrue to the Company from January 1, 1996.

          Southwest is a manufacturer of spherical bearings and supplies its products to the aerospace, commercial aviation and other industries around the world. Its major customers are in the United States of America. Southwest also has an interest in a Shanghai Joint Venture. As a result of a lack of information available with respect to the financial condition of the Shanghai Joint Venture, management of the Company was unable to determine the fair value of the 28% equity interest in the Shanghai Joint Venture owned by Southwest. Accordingly, the Company did not allocate any portion of the Southwest purchase consideration to the investment in the Shanghai Joint Venture at December 31, 1995. The Company is attempting to obtain additional information, and to the extent that such additional information is obtained during 1996, the Company may subsequently determine to reallocate a portion of the purchase consideration to the investment in the Shanghai Joint Venture, with a commensurate reduction to goodwill. Such reallocation, if it occurs, would not have a material effect on the consolidated results of operations or financial position of the Company.

          The following unaudited pro forma information for the years ended December 31, 1995 and 1994 are prepared on the basis as if the acquisition of Southwest and China Bearing by the Company had occurred on January 1, 1994. The unaudited pro forma information for the year ended December 31, 1994 is presented after taking into account the effect of the following pro forma adjustments in respect of the acquisition of China Bearing and Southwest by the
Company:

             (a) interest expense in respect of the US$5 million secured promissory note issued pursuant to the restructuring of the Company for the acquisition of China Bearing;

             (b) reversal of the reorganization expenses incurred for the aforesaid restructuring as if the reorganization were completed on January 1, 1993; and

             (c) amortization of goodwill and the effect of the increment of fair values on assets arising from acquisition of Southwest.

          The following pro forma financial information has been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

acquisitions and the reorganization been in effect on January 1, 1994 or which may occur in the future.


                                             Year ended
                                            December 31,
                                           1994     1995
                                           RMB      RMB
                                             (unaudited)

Net sales                                755,234   708,658
Net income                                67,463    58,003
Pro forma earnings per common share         4.22      3.63


2.  BASIS OF PRESENTATION

          The Company's first operating subsidiary, Harbin Bearing, was formed on December 28, 1993 and commenced operations on January 1, 1994. Accordingly, no consolidated statements of income and cash flows were prepared for the year ended December 31, 1993.

          These consolidated financial statements incorporate the results of operations of the Company and its subsidiaries (hereinafter referred to as the "Group") on the basis that the Group with all its present components had been so constituted during the two-year period ended December 31, 1995, except for Southwest, the acquisition of which was completed on December 31, 1995. These financial statements include the fair value of the net assets of Southwest at December 31, 1995. All material intra group transactions and balances have been eliminated on consolidation.

          The consolidated financial statements were prepared in accordance with U.S. GAAP. This basis of accounting differs from that used in the statutory and management accounts of Harbin Bearing which were prepared in accordance with the accounting principles and the relevant financial regulations applicable to joint stock enterprises as established by the Ministry of Finance of China ("PRC GAAP").

          The principal adjustments made to conform the statutory accounts of Harbin Bearing to U.S. GAAP included the following:

          .    Revenue recognition;

          .    Provision for doubtful accounts receivable;

          .    Provision for inventory obsolescence;

          .    Valuation of inventories;

          . Accounting of assets financed under capital leases as assets of the Company together with the corresponding liabilities; and

          .    Deferred taxation.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     2.  BASIS OF PRESENTATION (Continued)

             The financial information has been prepared in Renminbi (RMB), the national currency of China. Solely for the convenience of the reader, certain elements of these financial statements have been translated into United States dollars prevailing at the People's Bank of China on December 31, 1995 which was US$1.00 = RMB8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or any other certain rate on December 31, 1995.


     3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             (a)  Cash and bank balances

             Cash and bank balances include cash on hand and demand deposits with banks with an original maturity of three months or less. None of the Group's cash is restricted as to withdrawal or use.

             (b)  Inventories

             Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Work-in-progress and finished goods include direct materials, direct labor and an attributable proportion of production overheads.

             (c)  Fixed assets and depreciation

             Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation of property, machinery and equipment is computed using the straight-line method over the assets' estimated useful lives. The estimated useful lives of property, machinery and equipment are as follows:

             Buildings                                   20 years

             Machinery and equipment                     8-10 years

             Motor vehicles                              3 years

             Furniture, fixtures and office equipment    5 years

             (d)  Construction in progress

             Construction in progress represents factory buildings, plant and machinery and other fixed assets under construction and is stated at cost. Cost comprises direct costs of construction as well as interest charges on borrowed funds. Capitalization of interest charges ceases when an asset is ready for its intended use. Construction in progress is transferred to fixed assets upon commissioning when it is capable of producing saleable output on a commercial basis, notwithstanding any delays in the issue of the relevant commissioning certificates by the appropriate PRC authorities.

             No depreciation is provided on construction in progress until the asset is completed and put into productive use.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             (e)   Income taxes

             The income taxes reflect the accounting standards in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

             (f)  Foreign currency translation

             Foreign currency transactions are translated into Renminbi at the applicable floating rates of exchange quoted by the People's Bank of China, prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the applicable exchange rates prevailing at the balance sheet date.

             The Company's share capital is denominated in United States Dollars and the reporting currency is Renminbi. For financial reporting purposes the United States Dollars share capital amounts have been translated into Renminbi at the applicable rates prevailing on the dates of receipt.

             (g)  Capital leases

             Leases that transfer substantially all the rewards and risks of ownership of assets to the Group, other than legal title, are accounted for as capital leases. At the inception of a capital lease, the cost of the leased asset is capitalized at the present value of the minimum lease payments and recorded together with the obligation, excluding the interest element, to reflect the purchase and financing. Assets held under capital leases are included in fixed assets and depreciated over the estimated useful lives of the assets. The finance costs of such leases are charged to the profit and loss account so as to provide a constant periodic rate over the lease terms.

             Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals applicable to such operating leases are charged to the profit and loss account on the straight-line basis over the lease terms.

             (h)  Goodwill

             Goodwill represents the excess of the consideration paid for the purchase of a subsidiary over the fair value of the net assets of businesses acquired and are being amortized over a 15-year period. The carrying value of goodwill is assessed on an ongoing basis. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis of the entity acquired. If the review indicates goodwill may be impaired, the carrying value of the goodwill is reduced.

             (i)  Use of estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     4.  INCOME TAXES

             Sunbase Asia, Inc. was incorporated in the State of Nevada in the United States of America. The Company is subject to U.S. federal tax on its income. Nevada does not impose any tax on corporations organized under its laws.

             Southwest was incorporated in the State of California in the United States of America and is subject to U.S. federal tax on its income.

             China Bearing was incorporated under the laws of Bermuda and, under current Bermudan law, is not subject to tax on income or on capital gains. China Bearing has received an undertaking from the Ministry of Finance of Bermuda pursuant to the provisions of the Exempted Undertakings Tax Protection Act, 1966, as amended, that in the event that Bermuda enacts any legislation imposing tax computed on profits or income, including any dividend or capital gains withholding tax, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to China Bearing or to any of its operations or the shares, debentures or other obligations of China Bearing, until March 28, 2016. This undertaking is not to be construed so as to (i) prevent the application of any such tax or duty to such persons as are ordinarily resident in Bermuda; or (ii) prevent the application of any tax payable in accordance with the provision of the Land Tax Act, 1967 or otherwise payable in relation to any land leased to China Bearing in Bermuda.

             China International was incorporated under the Hong Kong Companies Ordinance and under the current Hong Kong tax law, any income arising in and deriving from businesses carried on in Hong Kong will be subject to tax. No tax will be charged on dividends received and capital gains earned.

             Harbin Xinhengli and Harbin Sunbase are subject to Chinese income taxes at the applicable tax rates of 30% for Sino-foreign equity joint venture enterprises. Dividend income received is exempt from any Chinese income taxes.

             The applicable tax rate for joint stock limited enterprises in China is 33% which is levied on the taxable income as reported in the statutory accounts adjusted for taxation in accordance with the relevant income tax laws applicable to joint stock limited enterprises. Harbin Bearing, being a joint stock limited company registered in the Special Economic and Technological Development Zone in the Municipal City of Harbin, will normally be subject to a maximum income tax rate of 20%. Pursuant to the same income tax basis applicable to the Special Economic and Technological Development Zone, Harbin Bearing has been designated a high technology production enterprise and is entitled to a special income tax rate of 15%.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     4.  INCOME TAXES (Continued)

             The Company has undertaken not to require China Bearing to make any distribution of dividends and the directors of Harbin Xinhengli and Harbin Sunbase have decided not to distribute any dividend income related to income earned for the year received from Harbin Bearing outside of China. As a result, deferred income taxes have not been accrued in the financial statements in respect of income distributions. The determination of the amount of the unrecognized deferred tax liability for temporary differences related to such investments in foreign subsidiaries is not practicable.

             The reconciliation of the effective income tax rates based on income before income taxes stated in the consolidated statement of income to the statutory income tax rate in China applicable to the Company's only operating subsidiary is as follows:


                                    Year ended
                                    December 31,
                                   1994    1995
         Effect of
           - Statutory tax rate    15.0%   15.0%
         Permanent difference       2.0%    0.8%
                                   ----    ----

                                   17.0%   15.8%
                                   ====    ====


     5.  ACCOUNTS RECEIVABLE

         Accounts receivable comprise:


                                                           December 31,
                                                         1994       1995
                                                         RMB         RMB

         Accounts receivable - trade                   272,484     278,113
         Less:  Allowance for doubtful debts           (11,300)    (13,927)
                                                       -------    --------

         Accounts receivable, net                      261,184     264,186
                                                       =======    ========

         Movement of allowance for doubtful debts
           Balance as at January 1,                          -      11,300
           Provided during the year                     11,300       2,627
                                                       -------    --------

         Balance as at December 31,                     11,300      13,927
                                                       =======    ========

             The accounts receivable of the Predecessor were not transferred to Harbin Bearing as part of the reorganization on formation of Harbin Bearing on December 28, 1993. However, Harbin Bearing will account for new sales and subsequent collections effective from January 1, 1994 and assist the Predecessor in the collection of its accounts receivable prior to the reorganization.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

6.  INVENTORIES

    Inventories comprise:

                                                      December 31,
                                                      1994        1995
                                                       RMB         RMB
 Raw materials                                     122,684     105,132
 Work-in-progress                                   87,839     104,697
 Finished goods                                    169,948     271,477
                                                  --------    --------
                                                   380,471     481,306
 Less: Allowance for obsolescence                  (19,016)     (4,309)
                                                  --------    --------

 Inventories, net                                  361,455     476,997
                                                  ========    ========

 Movement of allowance for obsolescence
  Balance as at January 1,                          23,857      19,016
  Provided during the year                               -       1,098
  Obsolete inventories sold during
   the year                                         (4,841)    (15,805)
                                                  --------    --------

  Balance as at December 31,                        19,016       4,309
                                                  ========    ========

7.  FIXED ASSETS

                                                       December 31,
                                                      1994        1995
                                                       RMB         RMB
 Buildings                                          71,644      68,725
 Machinery and equipment                           283,748     402,390
 Motor vehicles                                     16,970      16,712
 Furniture, fixtures and office equipment            4,240       5,110
 Construction in progress                          149,255     141,757
                                                   -------     -------
                                                   525,857     634,694
 Less: Accumulated depreciation                    (44,562)    (80,608)
                                                   -------     -------

                                                   481,295     554,086
                                                   =======     =======

             Total amount of interest capitalized during the year and included in the above fixed assets are RMB 10,411 (1994: RMB 1,334).

             The Group's buildings are located in PRC and the land on which the Group's buildings are situated is State-owned.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     7.  FIXED ASSETS (Continued)

             The gross amounts of assets recorded under capital leases and the accumulated depreciation thereon are analyzed as follows:


                                                              1994        1995
                                                               RMB         RMB

         Machinery and equipment                           150,337     150,337
         Motor vehicles                                      4,181       4,181
         Furniture, fixtures and office
          equipment                                            927         927
                                                          --------    --------
                                                           155,445     155,445
         Less: Accumulated depreciation                    (20,371)    (40,742)
                                                          --------    --------

                                                           135,074     114,703
                                                          ========    ========


     8.  DEFERRED ASSET

                                                                  December 31,
                                                              1994        1995
                                                               RMB         RMB
         Deferred asset comprises:
             Deferred valued added tax ("VAT")
               receivable                                   38,860      20,482
             Less: Present value discount                  ( 3,131)    ( 2,348)
                                                          --------    --------

                                                            35,729      18,134
                                                          ========    ========

             This represents the deemed VAT receivable arising from the introduction of the new PRC VAT system on January 1, 1994. This asset was calculated and accounted for in accordance with governmental directions by applying the 14% VAT rate to certain inventory values as at December 31, 1993, with the effect of reducing the value of certain opening inventory of Harbin Bearing as at January 1, 1994 by the same amount. A detailed directive regarding the utilization of the deferred VAT receivable was issued in May 1995 by the Ministry of Finance and the State General Tax Bureau pursuant to which the Group will be permitted to offset the balance of RMB38,860 against its VAT payable within a period of five years starting from January 1, 1995. Accordingly, a discount has been applied using Harbin Bearing's average rate of borrowing over the estimated period of recovery.

     9.  LONG TERM INVESTMENTS

             Long term investments are stated at cost and represent investments in treasury bonds issued by the Chinese Government. The investments bear interest ranging from 3% to 8% per annum and are redeemable on maturity or otherwise prior thereto as advised by the government.

             The long term investments were pledged as one element of the security to the Group's bankers to secure a short term bank loan of RMB
     418.4 million which was utilized to the extent of RMB 358 million. Other collateral includes the Group's fixed assets of RMB 137,782 and a third party guarantee from Harbin Holdings.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     10. GOODWILL

             The goodwill arises as a result of the acquisition of Southwest on December 31, 1995. Nor amortization was provided during the year as the acquisition was completed on December 31, 1995.


     11. SHORT TERM BANK LOANS

             The short term bank loans bear interest at a weighted average rate of 14% and 11% per annum for the years ended December 31, 1995 and 1994, respectively, and are repayable within one year.


     12. NOTES PAYABLE

             Included in the total amount was an amount of RMB 11,627 which represents a long term note payable to a bank. The Group is in the process of refinancing the note and accordingly the amount has been classified under current liabilities.


     13. OBLIGATIONS AND COMMITMENTS

             (a)  Obligations under capital leases

             Harbin Bearing leases machinery and equipment, furniture, fixtures and office equipment and motor vehicles from Harbin Precision, a company wholly-owned by Harbin Holdings, a separately established enterprise under the supervision and control of the Machine Bureau, which received 33.3% of the new shares of Harbin Bearing. These leases are accounted for as capital leases which have lease terms ranging from five years to eight years.

             The lease obligations for the machinery and equipment, furniture, fixtures and office equipment and motor vehicles have an implicit annual interest rate at 8.46%. The scheduled future minimum lease payments as of December 31, 1995 were as follows:

                                              December 31,
                                                      1995
                                                       RMB

Year ending December 31,
1996                                                27,183
1997                                                27,183
1998                                                27,183
1999                                                25,927
2000                                                25,927
2001                                                25,927
                                                  --------
Total minimum lease payments                       159,330
Less: Amount representing interest                 (34,348)
                                                  --------
Present value of minimum lease payments            124,982
Less: Current portion                              (17,269)
                                                  --------

                                                   107,713
                                                  ========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     13.  OBLIGATIONS AND COMMITMENTS(Continued)

             The lease rentals incurred during the year amounted to RMB27,183 (1994: RMB27,183), out of which RMB 11,310 (1994: RMB12,593) was the interest portion.

             (b)  Other commitments

             As of December 31, 1995, the Group had outstanding commitment for capital expenditure of RMB 46,027 (US$5,532) (1994: RMB 91,500 (US$10,919))
     and outstanding operating lease commitments expiring in 1998 in respect of buildings of approximately RMB 11,254 (US$ 1,353) (1994: RMB 15,004 (US$1,790)).


     14. OTHER LOANS

             The loans are due to the employees of Harbin Bearing, are unsecured and bear interest at 15% per annum. The loans, together with the accumulated interest, were repaid in full subsequent to December 31, 1995.


     15. SECURED PROMISSORY NOTE

             The secured promissory note (the "Note") was issued to Asean Capital Limited in connection with the Share Exchange Agreement as detailed in Note 1 and is secured by a continuing security interest in and to all of the Company's title and interest in the outstanding capital stock of China Bearing. The carrying value of the net assets of China Bearing represents all the consolidated net assets of the Company before taking into account the carrying value of the Note, the consolidated net assets of Southwest of RMB 16,144 and the goodwill arising on acquisition of Southwest of RMB 12,144.

             The Note is denominated in United States dollars, is repayable in full in United States dollars on December 31, 1996 and bears interest at 8% per annum.


     16. LONG TERM BANK LOANS

             The long term bank loans are principally loans borrowed to finance the construction in progress. The loans bear interest ranging from 3.7% to 9.25% per annum and are not repayable within one year.


     17. NUMBER OF SHARES/EARNINGS PER SHARE

             As detailed in Note 1 to the financial statements, the Company issued new shares in consideration for the acquisition of its interest in Southwest. The earnings per common stock share for the years ended December 31, 1994 and 1995, which excludes the results of Southwest, is calculated using the common stock and common stock equivalents, after assuming that all convertible preferred stocks except those issued in

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     17.  NUMBER OF SHARES/EARNINGS PER SHARE (Continued)

     connection with the acquisition of Southwest, have been converted into common stock, as if these shares had been outstanding throughout all periods presented. The pro forma earnings per common share for the years ended December 31, 1994 and 1995, which includes the results of Southwest, as stated in Note 1, is calculated by including all the convertible preferred stocks.


     18. FOREIGN CURRENCY EXCHANGE

             The Chinese government imposes control over its foreign currency. Renminbi, the official currency in China, is not freely convertible. Prior to December 31, 1993, all foreign exchange transactions involving Renminbi had to be undertaken either through the Bank of China or other institutions authorized to buy and sell foreign exchange or at a swap center. The exchange rates used for transactions through the Bank of China and other authorized banks were set by the government from time to time whereas the exchange rates available at a swap center were determined largely by supply and demand.

             On January 1, 1994, the People's Bank of China introduced a managed floating exchange rate system based on the market supply and demand and proposed to establish a unified foreign exchange inter-bank market amongst designated banks. In place of the official rate and the swap centre rate, the People's Bank of China publishes a daily exchange rate for Renminbi based on the previous day's dealings in the inter-bank market. It is expected that swap centres will be phased out in due course.

             However, the unification of exchange rates does not imply the full convertibility of Renminbi into United States dollars or other foreign currencies. Payment for imported materials and the remittance of earnings outside of China are subject to the availability of foreign currency which is dependent on the foreign currency denominated earnings of the entity or allocated to the Company by the government at official exchange rates or otherwise arranged through a swap center with government approval. Approval for exchange at the exchange centre is granted to enterprises in China for valid reasons such as purchases of imported goods and the remittance of earnings. While conversion of Renminbi into United States dollars or other foreign currencies can generally be effected at the exchange centre, there is no guarantee that it can be effected at all times.


     19. CONTRIBUTED SURPLUS

             As part of the reorganization of Sunbase Asia, Inc. on December 2, 1994 as detailed in Note 1 above, the entire share capital and contributed surplus of China Bearing were acquired by Sunbase Asia, Inc. The consideration for the shares in China Bearing on the basis that the reorganization took place on December 31, 1993 was as follows:

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     19.  CONTRIBUTED SURPLUS (Continued)



                                                 RMB     U.S.$

         Common stock, paid up capital              99       12
         Convertible preferred stock            44,533    5,314
         Promissory note                        42,250    5,042
         Contributed surplus                   144,635   17,260
                                               -------   ------
         Net asset value of China Bearing
           at December 31, 1993                231,517   27,628
                                               =======   ======

             The net assets of China Bearing were allocated first to the legal paid up capital at the par value of US$0.001 per share of 11,700,063
     shares.   The amount of net assets allocated to the convertible preferred stock was based on the total equivalent common shares attributable to the preferred stock. The remaining net assets were allocated to the contributed surplus. As more fully explained in note 21, reorganization expenses of RMB 7,307 were credited to contributed surplus pursuant to the Share Exchange Agreement in 1994.


     20. DISTRIBUTIONS OF PROFIT AND APPROPRIATIONS TO RESERVES

             According to the relevant laws and regulations for joint stock limited enterprises and Harbin Bearing's articles of association, the distribution of profit by Harbin Bearing is based on the profits as reported in the statutory accounts after the following allocations and appropriations:

             (a)  making up any accumulated losses;

             (b) transferring 10% of its profit after taxation, measured under PRC accounting standards, to the statutory surplus reserve;

             (c) transferring 5% to 10% of its profit after taxation, measured under PRC accounting standards, to a collective welfare fund; and

             (d) transferring a certain amount of its profit after taxation measured under PRC accounting standards to a discretionary surplus reserve.

             The following appropriations were made and are further described below:


                                       Year ended
                                       December 31,
                                      1994    1995
                                      RMB     RMB

     Statutory surplus reserve       8,674    8,170
     Collective welfare fund         4,337    4,085
                                    ------   ------

                                    13,011   12,255
                                    ======   ======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     20.  DISTRIBUTIONS OF PROFIT AND APPROPRIATIONS TO RESERVES (Continued)

             The collective welfare fund must be used for capital expenditure on staff welfare facilities and cannot be used to finance staff welfare expenses. Such facilities for staff were and are owned by Harbin Bearing.

             The distributable retained earnings of the Group as of December 31, 1995, after taking into account of the above restrictions and appropriations and based on the PRC statutory accounts of Harbin Bearing, amounted to RMB 73,591.


     21. REORGANIZATION EXPENSES

             The amount represents expenses related to the cost of the minority-owned 1,439,063 common stock (the "Shares") valued at the pro-rated net asset value of the Company on December 2, 1994, which approximated the fair value, pursuant to the Share Exchange Agreement detailed in Note 1, after accounting for relevant discounts relating to minority interest and the trading restrictions of the Shares. The value assigned to these shares is considered a cost of the restructuring of the Company and is charged to income and credited to contributed surplus. The proforma earnings per common stock for the year ended December 31, 1994 after excluding such non-recurring reorganization expenses is RMB 3.85.


     22. NOTE TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

         Purchase of a subsidiary


                                             December 31,
                                                1995
                                                 RMB

Net assets acquired:
 Cash and bank balance                            18
 Accounts receivable                           1,690
 Inventories                                   7,718
 Other receivables                               487
 Fixed assets                                 29,611
 Accounts payable                           (  6,188)
 Notes payable                              ( 11,627)
 Accrued liabilities                        (  4,816)
                                            --------

                                              16,893
 Goodwill                                     12,144
                                            --------

                                              29,037
                                            ========

Satisfied by:
 Shares issued                                28,288
 Current account                                 749
                                            --------
                                              29,037
                                            ========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     23. RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

             During the year, the Group had transactions with several related parties. The major related party transactions are summarized as follows and described in further detail below:

                                              Year ended December 31,
         Nature of transactions        Notes         1994      1995
                                                      RMB       RMB

         Revenue:
         Sales of products               (a)       63,994   103,111

         Leases of equipment
           Capital payments              (b)       14,590    15,873

         Expenses:
         Leases of equipment
           Finance charges               (b)       12,593    11,310
         Leases of buildings             (c)        3,751     3,751
         Land use rights                 (d)        2,508     2,508
         Management and
           administrative services       (e)       17,416    19,126
         Trademark royalty fees          (f)        3,599     3,362
         Pension and retirement
           plan expenses                 (g)       16,769    18,394

         (a) Significant sales to related companies

             Harbin Bearing made sales of RMB 42,855 (1994: RMB 46,578) and RMB 40,257 (1994: RMB 7,832) to Harbin Bearing Import & Export Company ("HBIE") and Xin Dadi Mechanical and Electrical Equipment Company ("Xin Dadi"), related companies owned by the Harbin Municipal Government, respectively, during the current year. As at December 31, 1995, the amounts of trade receivables from HBIE and Xin Dadi included under due from related companies were RMB 65,520 (1994:
             RMB 54,496) and RMB Nil (1994: RMB 9,164), respectively. An amount due to Xin Dadi is included in due to related companies as at December 31, 1995 at RMB 105,171, representing advance payment received in respect of future sales.

         (b) Leases of equipment

             Harbin Bearing has entered into an eight year lease agreement with Harbin Precision to lease machinery and equipment and a five year lease agreement with Harbin Precision to lease motor vehicles, furniture, fixtures and equipment related to the business at an initial annual rental of RMB 25,927 (US$3,116) and RMB 1,256 (US$151), respectively, from January 1, 1994 to December 31, 2001 and from January 1, 1994 to December 31, 1998, respectively.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     23. RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Continued)

         (c) Leases of Buildings

             Options to extend the leases and to purchase the leased assets have been granted to Harbin Bearing upon expiring of the initial leases. All these leases are treated as capital leases.

             Harbin Bearing has entered into a five year lease agreement with Harbin Precision to lease buildings related to the operation of Harbin Bearing with effect from January 1, 1994 at an initial annual rental of RMB 3,751 (US$451). The initial lease will expire on December 31, 1998 and Harbin Bearing has been granted an option to extend the lease at market rent for another five years. This lease is treated as an operating lease.

         (d) Land use rights

             The municipal government has allocated to Harbin Holdings the right to use the parcels of land on which Harbin Bearing's operations are conducted. Harbin Holdings has agreed to lease the land on which the main factory is situated to Harbin Bearing in return for an initial annual rental of RMB 2,508 (US$301) effective from January 1, 1994 subject to future adjustments in accordance with changes in government fees.

         (e) Management and administrative services agreements

             In 1994, Harbin Bearing and Harbin Holdings entered into a management and administrative services agreement. The agreement provides for the payment by Harbin Bearing of an annual fee of RMB 18,876 (US$2,269) (1994: RMB 17,160) in connection with services for medical, heating, education and other staff-related benefits provided by Harbin Holdings for a term of three years. The fees are subject to an annual 10% inflation adjustment. The costs of these services were previously fully paid by the Predecessor and have now been superseded by the above agreement.

             Agreements were also entered into by Harbin Bearing with Harbin Xinhengli and Harbin Sunbase, respectively, in respect of general management services to be provided by the joint ventures from January 1, 1994 to December 31, 1995 at an annual fee of RMB 150 (US$18) payable to each of the joint ventures.

             An agreement was entered into between China Bearing and Sunbase International, a majority shareholder of the Company, in respect of general management and administrative services at an annual fee of RMB 250 (US$30). In addition, China Bearing is to reimburse Sunbase International for administrative services rendered on behalf of China Bearing at cost. No additional administrative services were rendered by Sunbase International in the current year.

         (f) Trademark license

             Pursuant to a trademark license agreement, Harbin Holdings has granted Harbin Bearing the right to use the "HRB" trademark. Harbin Bearing is required to pay a royalty cost calculated on

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     23. RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Continued)

         (f) Trademark license (Continued)

             an annual basis at 0.5% of the net sales of Harbin Bearing effective from January 1, 1994 to December 31, 2003 and at 0.3% of the net sales from January 1, 2004 to December 31, 2013. The trademark license can be transferred to Harbin Bearing thereafter upon mutual agreement between the two parties subject to the relevant laws in China.

             The trademark royalty paid by Harbin Bearing during the current year amounted to RMB 3,362 (1994: RMB 3,599).

         (g) Pension and retirement plan

             Pursuant to an agreement on December 31, 1993, Harbin Bearing will make an annual payment to Harbin Holdings as its contribution to the pension scheme for all staff retiring after December 28, 1993. Such annual payment should be made based on the standard contribution as required by government regulations calculated at 20% of salary. Harbin Holdings is then responsible for the entire pension payment to staff who have retired after December 28, 1993. Harbin Holdings has undertaken to bear all pension payments to staff who have retired before December 28, 1993. This agreement will only be effective on the condition that no compulsory rules and regulations are implemented in the future such that Harbin Bearing has to be directly responsible for any pension payments.

             The contribution to the pension scheme made by Harbin Bearing in the current year amounted to RMB 18,394 (1994: RMB 16,769).

             Management expects that the arrangements detailed in (b), (c) and
     (d) above will be renewed after the initial contract term.

             As described further in Note 1, the Company, in consideration for the purchase of its interest in China Bearing, exchanged common stock shares, preferred shares and assumed vendor financing from Asean Capital Limited. The vendor financing provided from Asean Capital is in the form of US$5,000 secured promissory note secured on the shares of China Bearing (see Note 15).

             A significant portion of the business undertaken by Harbin Bearing during the year has been effected with State-owned enterprises in China and on such terms as determined by the relevant Chinese authorities.

     24. FINANCIAL INSTRUMENTS

             The carrying amount of the Company's cash and bank balances approximates their fair value because of the short maturity of those instruments. The carrying amounts of the Company's borrowings approximate their fair value based on the borrowing rates currently available for borrowings with similar terms and average maturities.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     25. SEGMENT DATA

             The Company operates mainly in the ball bearing industry in China, consequently, no segment reporting disclosures are required.

     26. CONCENTRATION OF RISK

         Concentration of credit risk:

             Financial instruments that potentially subject the Group to a significant concentration of credit risk consist principally of cash deposits, trade receivables and amounts due from related companies.

             (a)  Cash deposits

             The Group places its cash deposits with various PRC State-owned financial institutions.

             (b)  Trade receivables

             The Company manufactures and sells general and precision ball bearings in diversified industries in China. The Company has long standing relationships with most of its customers and generally does not require collateral. There is no concentration of receivables in any one specific industry except for the outstanding receivable balance with a distributor, HBIE, which has a receivable balance of RMB 65,520 as at December 31, 1995.

         Current vulnerability due to certain concentrations:

             The Group's operating assets and primary source of income and cash flow is its interest in its subsidiary in the PRC. The value of the Group's interest in this subsidiary may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past 17 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

     27. SUBSEQUENT EVENT

             On January 2, 1996, the Company's board of directors adopted a stock option plan (the "Plan"). The Plan permits the directors to grant options to purchase an aggregate of up to 2,500,000 shares of the common stock of the Company. All incentive stock options will have option exercise prices per option share not less than the fair market value of a share of the common stock on the date the option is granted, except that in the case of incentive stock options granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

     27. SUBSEQUENT EVENT (Continued)

         affiliate of the Company, the price shall not be less than 110% of such fair market value. The Plan terminates on the earlier of the date on which no additional shares of common stock are available for issuance under the Plan or January 2, 2006.