Form 10-Q
period 1996-03-31
SUNBASE ASIA INC
filed 1996-05-21
CIK 95626

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 1996.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1974.
For the transition period from                  to
                               ----------------    ----------------
Commission File No. 0-3132

                              SUNBASE ASIA, INC.
            (Exact name of Registrant as specified in its charter)


          Nevada                                        94-1612110
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                          No
              ---                             ---

As of March 31, 1996, the Company had 11,700,063 shares of common stock issued and outstanding.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                      -----------------------------------


                                     INDEX

                                                                            PAGE
                                                                            ----

          ITEM 1 -- Financial Statements                                    3-11

          ITEM 2 -- Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                              12-16

PART II:  Other Information

ITEM 6 -- Exhibits and Reports on Form 8-K                                    16

PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   AS OF DECEMBER 31, 1995 AND MARCH 31, 1996
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                                     (Unaudited)   (Unaudited)
                                                              12/31/95    12/31/95      3/31/96       3/31/96
                                                     Notes      RMB         US$          RMB           US$
                                                     -----   ---------   ---------   -----------   -----------
ASSETS
Current assets
 Cash and bank balances                                         30,944       3,715       24,144         2,898
 Accounts receivable, net                                      264,186      31,715      397,070        47,667
 Notes receivable                                               25,756       3,092       14,304         1,717
 Inventories, net                                        4     476,997      57,262      460,988        55,341
 Prepaid VAT                                                    40,429       4,853       16,173         1,942
 Other receivables                                              57,209       6,868       71,302         8,560
 Due from related companies                                    137,079      16,456      185,093        22,220
                                                             ---------   ---------   ----------    ----------
Total current assets                                         1,302,600     123,961    1,169,074       140,345
Fixed assets                                                   554,086      66,517      558,791        67,082
Deferred asset                                                  18,134       2,177       17,419         2,091
Long term investments                                            1,438         173        1,012           122
Goodwill                                                        12,144       1,458       11,956         1,435
                                                             ---------   ---------   ----------    ----------
Total assets                                                 1,618,402     194,286    1,758,252       211,075
                                                             =========   =========   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short term bank loans                                         276,813      33,231      370,864        44,522
 Accounts payable                                              116,205      13,950      137,602        16,519
 Notes payable                                                  15,627       1,876       14,972         1,797
 Accrued liabilities and other payables                         90,108      10,817       76,247         9,153
 Short term obligations under capital leases                    17,269       2,073       17,637         2,117
 Other loans                                                    33,810       4,059            -             -
 Secured promissory note                                 5      41,600       4,994       41,650         5,000
 Income tax payable                                              5,874         705       14,222         1,707
 Due to related companies                                      111,654      13,404      193,436        23,222
 Due to shareholders                                            17,352       2,083       20,004         2,402
                                                             ---------   ---------   ----------    ----------
Total current liabilities                                      726,312      87,192      886,634       106,439
Long term bank loans                                           110,670      13,286       60,395         7,250
Long term obligations under capital leases                     107,713      12,931      103,163        12,385
Minority interests                                             343,142      41,193      361,430        43,389
                                                             ---------   ---------   ----------    ----------
                                                             1,287,837     154,602    1,411,622       169,463

                                                                   Continued/...

 The accompanying notes form an integral part of these consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
             AS OF DECEMBER 31, 1995 AND MARCH 31, 1996 (continued)
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                       (Unaudited)   (Unaudited)
                                                 12/31/95   12/31/95      3/31/96       3/31/96
                                                  RMB         US$          RMB           US$
                                                ---------   --------   -----------   -----------
Shareholders' equity:
Common Stock, par value US$0.001 each,
 50,000,000 shares authorized;
 11,700,063 issued, and fully paid up                  99         12           99            12
Preferred Stock, par value US $0.001 each,
 25,000,000 shares authorized;
  Convertible Preferred Stock - Series A;
   36 shares issued and outstanding                44,533      5,346       44,533         5,346
  Convertible Preferred Stock - Series B;
   6,800 shares issued and outstanding             28,288      3,396       28,288         3,396
Contributed surplus                               151,942     18,240      151,942        18,240
Reserves                                           25,266      3,033       25,266         3,033
Retained earnings                                  80,437      9,657       96,502        11,585
                                                ---------    -------    ---------       -------
Total shareholders' equity                        330,565     39,684      346,630        41,612
                                                ---------    -------    ---------       -------
Total liabilities and shareholders' equity      1,618,402    194,286    1,758,252       211,075
                                                =========    =======    =========       =======

  The accompanying notes form an integral part of these consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            FOR THE PERIODS ENDED MARCH 31, 1995 AND MARCH 31, 1996
       (Amounts in thousands, except number of shares and per share data)


                                                   Three         Three         Three
                                                  months        months        months
                                                   ended         ended         ended
                                                 3/31/95       3/31/96       3/31/96
                                     Notes           RMB           RMB           US$
                                     -----    ----------    ----------    ----------
Net sales                                        198,854       216,080        25,940

Cost of sales                                   (122,096)     (132,889)      (15,953)
                                              ----------    ----------    ----------

Gross profit                                      76,758        83,191         9,987

Selling, general and
 administrative expenses                         (24,419)      (28,223)       (3,388)

Interest expense, net                            (16,049)      (13,970)       (1,677)
                                              ----------    ----------    ----------

Income before income taxes                        36,290        40,998         4,922

Provision for income taxes:
 - Current                                        (5,611)       (6,645)         (798)
 - Deferred                                            -             -             -
                                              ----------    ----------    ----------

Income before minority interests                  30,679        34,353         4,124

Minority interests                               (15,441)      (18,288)       (2,196)
                                              ----------    ----------    ----------

Net income                                        15,238        16,065         1,928
                                              ==========    ==========    ==========

Earnings per common share                6          1.00          1.00          0.12
                                              ==========    ==========    ==========

Number of shares outstanding             6    15,300,063    15,980,063    15,980,063
                                              ==========    ==========    ==========

  The accompanying notes form an integral part of these consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE PERIODS ENDED MARCH 31, 1995 AND MARCH 31, 1996
                             (Amounts in thousands)

                                                        Three       Three      Three
                                                       Months      Months     Months
                                                        ended       ended      ended
                                                      3/31/95     3/31/96    3/31/96
                                                          RMB         RMB        US$
                                                     --------    --------    -------
Cash flows from operating activities:
Net Income                                            15,238      16,065      1,929
Adjustments to reconcile income to net cash
 provided by (used in) operating activities:
Minority interests                                    15,441      18,288      2,195
Depreciation                                          11,250      15,771      1,893
Loss on disposal of fixed assets                         969           -          -
Exchange difference on secured promissory note             -          50          6
Amortization of goodwill                                   -         188         22
Others                                                  (263)        715         86

(Increase) decrease in assets:
Accounts receivable                                 (105,026)   (132,884)   (15,952)
Inventories                                           30,932      16,009      1,922
Notes receivable                                     (23,468)     11,452      1,375
Prepaid VAT                                                -      24,256      2,912
Other receivables                                    (22,679)    (14,093)    (1,692)
Due from related companies                            45,641     (48,014)    (5,764)

Increase (decrease) in liabilities:
Accounts payable                                     (15,990)     21,397      2,569
Notes payable                                         18,642        (655)       (79)
Accrued liabilities and other payables                16,245     (13,861)    (1,664)
Income tax payable                                    (2,720)      8,348      1,002
Taxes other than income                                2,441           -          -
Due to related companies                             (16,618)     77,600      9,316
Due to shareholders                                   (4,440)      2,652        318
                                                    --------    --------    -------
Net cash provided by (used in)
 operating activities                                (34,405)      3,284        394

Cash flows from investing activities:
Disposal of long term investment                           -         426         51
Proceeds from disposal of fixed assets                   274           -          -
Addition to fixed assets                             (11,349)    (20,476)    (2,458)
                                                    --------    --------    -------
Net cash used in investing activities                (11,075)    (20,050)    (2,407)
                                                    --------    --------    -------

                                                                   Continued/...

  The accompanying notes form an integral part of these consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            FOR THE PERIODS ENDED MARCH 31, 1995 AND MARCH 31, 1996
                             (Amounts in thousands)

                                                  Three       Three      Three
                                                 Months      Months     Months
                                                  ended       ended      ended
                                                3/31/95     3/31/96    3/31/96
                                                    RMB         RMB        US$
                                               --------    --------    -------
Cash flows from financing activities:
Proceeds from short term bank loans             105,533     211,255     25,361
Repayment of short term bank loans              (90,444)   (117,204)   (14,070)
Repayment of other loans                              -     (33,810)    (4,059)
Decrease in long term bank loans                   (343)    (50,275)    (6,036)
                                               --------    --------    -------
Net cash provided by financing activities        14,746       9,966      1,196
                                               --------    --------    -------

Net decrease in cash and cash equivalents       (30,734)     (6,800)      (817)
Cash and cash equivalents,
 at beginning of period                          65,646      30,944      3,715
                                               --------    --------    -------
Cash and cash equivalents,
 at end of period                                34,912      24,144      2,898
                                               ========    ========    =======

Non-cash transaction:
Financing of lease arrangements                   3,844       4,182        502
                                               ========    ========    =======

  The accompanying notes form an integral part of these consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE PERIODS ENDED MARCH 31, 1995 AND MARCH 31, 1996
                 (Amounts in thousands, except number of shares
                              and per share data)

     1. GENERAL

          Sunbase Asia, Inc. ("the Company") acquired 100% of the issued share capital of China Bearing Holdings Limited ("China Bearing") on December 2, 1994 pursuant to a Share Exchange Agreement with Asean Capital Limited in exchange for 10,261,000 shares of common stock. At the date of the exchange, 1,439,063 shares of common stock were outstanding. Immediately following the exchange, the total number of shares of common stock outstanding was 11,700,063. The exchange has been treated as a recapitalization of China Bearing with China Bearing as the acquirer (reverse acquisition). The historical financial statements prior to December 2, 1994 are those of China Bearing.

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

          On December 29, 1995, the Company entered into a reorganization agreement with Southwest Products Company ("Southwest") and the shareholders of Southwest for the acquisition of 100% of the issued common stock of Southwest.

          In connection with the merger, the Company issued an aggregate of 6,800 shares of Series B convertible preferred stock ("Series B stock") to the then shareholders of Southwest or their designates. At the option of the Series B stockholders, the stock may be redeemed at US$500 per Series B share by the Company from the proceeds of the next permanent equity offering, the net proceeds of which will be designated for such redemption. Any shares not so redeemed will automatically be converted into common stock shares at the rate of 100 common stock shares per Series B stock. If the aforesaid public offering or the redemption are not effected within two years from date of issue of the Series B stock, the stock will automatically be converted into common stock at the rate of 100 common stock shares per Series B stock. As preferred shares, the shares carry 100 votes per share and are entitled to the same dividend as the common shareholders on the

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS (UNAUDITED)(Continued)
            FOR THE PERIODS ENDED MARCH 31, 1995 AND MARCH 31, 1996
                (Amounts in thousands, except number of shares
                              and per share data)

basis as if the preferred shares had been converted to common stock shares at the conversion rate as noted above.

          Southwest is a manufacturer of spherical bearings and supplies its products to the aerospace, commercial aviation and other industries around the world. Its major customers are in the United States. Southwest also has an interest in a Shanghai Joint Venture. As a result of a lack of information available with respect to the financial condition of the Shanghai Joint Venture, management of the Company was unable to determine the fair value of the 28% equity interest in the Shanghai Joint Venture owned by Southwest. Accordingly, the Company did not allocate any portion of the Southwest purchase consideration to the investment in the Shanghai Joint Venture at the date of acquisition. The Company is attempting to obtain additional information, and to the extent that such additional information is obtained during 1996, the Company may subsequently determine to allocate a portion of the purchase consideration to the investment in the Shanghai Joint Venture, with a commensurate reduction of goodwill. Such reallocation, if it occurs, would not have a material effect on the consolidated results of operations or financial position of the Company.

     2. BASIS OF PRESENTATION

          The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1996, the results of operations for the three months ended March 31, 1995 and 1996, and the changes in cash flows for the three months ended March 31, 1995 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the Securities and Exchange Commission.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS (UNAUDITED)(Continued)
            FOR THE PERIODS ENDED MARCH 31, 1995 AND MARCH 31, 1996
                 (Amounts in thousands, except number of shares
                              and per share data)

          As the results of operations of Southwest were not material in relation to the Company's consolidated results of operations, proforma information is not presented.

          The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

     3. FOREIGN CURRENCY EXCHANGE

          The Company's reporting currency is Renminbi. The financial statements of Southwest are converted into Renminbi prior to consolidation. For financial reporting purposes, transaction of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on March 31, 1996 of US$1.00 = RMB 8.33. No representation is made that the RMB amounts would have been, or would be converted into US$ at the rate on March 31, 1996 or at any other time.

     4. INVENTORIES

Inventories comprise:

                                                      (Unaudited)
                                       December 31,     March 31,
                                               1995          1996
                                                RMB           RMB
Raw materials                               105,132        99,887
Work-in-progress                            104,697        99,430
Finished goods                              271,477       272,751
                                            -------      --------
                                            481,306       472,068
Less:  Allowance for obsolescence            (4,309)      (11,080)
                                            -------      --------
Inventories, net                            476,997       460,988
                                            =======      ========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                  FINANCIAL STATEMENTS (UNAUDITED)(Continued)
            FOR THE PERIODS ENDED MARCH 31, 1995 AND MARCH 31, 1996
                 (Amounts in thousands, except number of shares
                              and per share data)

     5. SECURED PROMISSORY NOTE

          The promissory note (the "Note") was issued to Asean Capital Limited in connection with the Share Exchange Agreement and is secured by a continuing security interest in all of the Company's title and interest in the outstanding capital stock of its wholly-owned subsidiary China Bearing Holdings Limited ("China Bearing"). The carrying value of the net assets of China Bearing represents all of the consolidated net assets of the Company before taking into account the carrying value of the Note, the consolidated net assets of Southwest of RMB 16,144 and the goodwill arising on the acquisition of Southwest of RMB 12,144.

          The Note is denominated in United States dollars, is repayable in full in United States dollars on December 31, 1996 and bears interest at 8% per annum.

     6. EARNINGS PER SHARE/NUMBER OF SHARES OUTSTANDING

          At December 29, 1995, the Company issued new shares in consideration for the acquisition of its interest in Southwest. The earnings per common share for the period ended March 31, 1995 is calculated using the common stock and common stock equivalents, after assuming that all convertible preferred stock except those issued in connection with the acquisition of Southwest, have been converted into common stock, as if these shares had been outstanding throughout all the periods presented. The earnings per common share for the period ended March 31, 1996 have been calculated using the weighted average number of shares of common stock and common stock equivalents outstanding, after assuming that all shares of convertible preferred stock have been converted into common stock.

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

          The Company produces seven types of bearings: deep groove ball bearings, self-aligning bearings, cylindrical roller bearings, angular contact ball bearings, tapered roller bearings, thrust bearings and linear-motion ball bearings, with a focus on medium and large sized bearings which have a relatively higher profit margin. During the first quarter of 1996, there were twenty-two bearing products in production which were sold. Those new bearing products are mainly small and medium sized deep groove ball bearings and angular contact ball bearings which are used for electrical appliances and machine-tools applications, respectively.

          Effective December 29, 1995, the Company acquired Southwest Products Company ("Southwest") which is a small but strategically-positioned, engineering-intensive company that produces precision spherical bearings for US, European and Asian aerospace and high tech commercial applications and the US military. Southwest established a joint venture company in Shanghai, China (the "Shanghai Joint Venture") that is expected to begin production in the second half of 1996 of a line of precision-grade, high-profit-margin spherical bearings primarily for distribution to international aircraft original equipment manufacturers ("OEMs") that have major "offset" commitments to purchase made-in-China parts. The acquisition of Southwest has been treated as a business combination and is accounted for under the purchase method of accounting. However, since the acquisition was deemed to have been consummated on December 29, 1995, the results of Southwest have been consolidated into the Company's consolidated results of operations from January 1, 1996. No proforma results of Southwest is presented for the period ended March 31, 1995 as the effect on comparison is not material.

          After acquiring Southwest, management of the Company has developed a Strategic Plan to foster future growth. The Strategic Plan has three main objectives:

          1. To increase export sales of Harbin Bearing's products in the US by selling its products through Southwest's distribution network, and by changing its export product mix to meet the demands of the international marketplace.

          2. To transfer US manufacturing and product development expertise and technology from Southwest to Harbin Bearing Company Limited to increase production, efficiency and product quality.

          3. To achieve rapid growth of the Shanghai Joint Venture by targeting customers with "offset" commitments to purchase made-in-China parts.

          Unless specifically stated, all amounts in this Management's Discussion and Analysis are in thousands (RMB '000).

RESULTS OF OPERATION

                                           Quarter      Quarter
                                             ended        ended
                                         March 31,    March 31,
                                              1996         1995
                                               RMB          RMB
                                          --------     --------
Sales                                      216,080      198,854
Cost of Sales                             (132,889)    (122,096)
                                          --------     --------

Gross Profit                                83,191       76,758

Gross Profit percentage                       38.5%        38.6%

Selling Expenses                            (6,206)      (5,103)
General and Administrative expenses        (22,017)     (19,316)
Interest Expenses                          (13,970)     (16,049)
                                          --------     --------

Income Before Income Taxes                  40,998       36,290
Provision for Income Taxes                  (6,645)      (5,611)
                                          --------     --------

Income Before Minority Interests            34,353       30,679
Minority Interests                         (18,288)     (15,441)
                                          --------     --------

Net Income                                  16,065       15,238
                                          ========     ========

Sales
- -----

          Sales (including RMB 8,918 from Southwest) increased by RMB 17,226 or 9% in the quarter ended March 31, 1996 as compared with the quarter ended March 31, 1995. The slight increase in sales by Harbin Bearing was mainly due to the increase in demand from industries in China such as electrical appliances and machine-tools applications.

Gross Profit
- ------------

          Cost of sales (including RMB 6,934 from Southwest) increased from RMB 122,096 in the first quarter of 1995 to RMB 132,889 in the first quarter of 1996. The cost of sales for Harbin Bearing for the quarter ended March 31, 1996 and 1995 was calculated by reference to average gross profit ratios of 39.2% and 38.6% respectively. The cost of sales for Harbin Bearing for the quarters ended March 31, 1996 was calculated by reference to average gross profit ratios of 43.3% for 1995 and after adjusting for certain appropriate adjustments. The cost of sales for Southwest for the quarter ended March 31, 1996 was calculated on actual cost basis.

          The net result was that gross profit increased by 8.4% or RMB 6,433 in the first quarter of 1996 as compared to the first quarter of 1995. The increase in gross profit was attributable to increased sales.


Selling Expenses
- ----------------

          Selling expenses (including RMB 1,006 from Southwest) increased by RMB 1,103 or 21.6% in the first quarter of 1996 as compared to the first quarter of 1995. The increase was in line with the increase in sales this quarter.
Selling expenses as a percentage of revenue increased from 2.6% in the first quarter of 1995 to 2.9% in the first quarter.


General and Administrative Expenses
- -----------------------------------

          General and Administrative Expenses (including RMB 2,019 from Southwest) increased by 14% or RMB 2,701 in the first quarter of 1996 as compared to the first quarter of 1995. General and Administrative Expenses as a percentage of revenue increased from 9.7% in 1995 to 10.2% in 1996. The increase in General and Administrative Expenses was mainly attributable to:

          a. Additional general and administrative costs incurred by Southwest of RMB 2,019.

          b. An increase in management fee of RMB 908 payable to Harbin Bearing Holdings Company as a result of a 10% inflation adjustment.

          c. An increase in depreciation charges and insurance premiums paid, of RMB 1,753.

          d. A decrease in compensation expenses of RMB 2,068 related to the voluntary early retirement program.

Interest Expense
- ----------------

          Interest Expense (including RMB 648 from Southwest) decreased by 13% or RMB 2,079 in the first quarter of 1996 as compared to the first quarter of 1995. The decrease was attributed to the overaccrual of interest expense of RMB 4,750 during the first quarter of 1995 (which was subsequently reversed during the second quarter of 1995) but was also offset by an increase in interest on bank loan due to a 1.3% increase in the interest rate on higher amounts of short-term bank loans effective July 1, 1995.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
- --------------------

          The Company generated cash from operating activities of RMB 3,284 in the first quarter of 1995 as compared to RMB 34,405 used in operating activities in the first quarter of 1995. The increase in cash generated by operations was mainly due to net improvement in cash settlements from accounts receivable (including notes receivable) and to a decrease in cash payment to suppliers.
The Company continues to strengthen the enforcement of credit controls and the acceleration of the cash collection.

          As of March 31, 1996, the Company's working capital was RMB 282,440 as compared to RMB 306,288 at December 31, 1995 and RMB 276,084 at March 31, 1995. The Company's current ratio was 1.32:1 as of March 31, 1996 as compared to 1.42:1 at December 31, 1995 and 1.42:1 at March 31, 1995.


Investing Activities
- --------------------

          The Company had outstanding capital expenditure commitments of RMB 46,027 at December 31, 1995. These capital commitments are expected to be funded during 1996.

          Total capital expenditure for the three months ended March 31, 1996 amounted to RMB 20,476 and consisted mainly of construction of new plants, buildings and on renovating of existing facilities and equipment. These were financed by funds generated internally and by short- and long-term bank loans (see below).


Financing Activities
- --------------------

          The Company relies on both long- and short-term bank loans from Chinese banks to support its operating and capital requirement. Short-term bank loans have terms ranging from three months to six months, and are reviewed on a revolving basis. During the three months ended March 31, 1996, new short-term bank loans drawn down (after deducting repayment of previous loans) totalled RMB 94,051 as compared to RMB 15,089 in 1995. The increase in short-term bank loans was mainly due to increase in short-term portion of long-term bank loan by RMB 49,447 and repayment of other loans of RMB 33,810.

          Long-term bank loans are utilized to fund capital expansion projects. During the first quarter of 1996, long-term bank loans decreased by RMB 50,275 as compared to RMB 343 in the first quarter of 1995. The decrease in long-term bank loans was due to the increase in short-term portion of long-term bank loans as noted above.

          The Company believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions. The Company believes that cash flow from operations, combined with cash, bank balances and bank borrowings, will provide sufficient cash flow to finance internal growth and debt service requirements for the foreseeable future.


Effect of Inflation
- -------------------

          In China, the general inflation rate continued to be in excess of 10% on an annualized basis during the three months ended March 31, 1996 but it is expected that the Chinese government will make substantial efforts to curb inflation over the near term. During the first quarter ended March 31, 1996, inflation growth rate had slowed down marginally.

          The Company constantly monitors the effects of inflation. In general, the Company is able to raise its product price to shift a portion of the inflated costs to the customers. The price of the major raw material used by the Company (bearing steel) remained fairly stable during 1995 and 1996. The major impact of inflation on cost was from labor cost due to increases in employees' wages. However, improved operational efficiency managed to offset the effect of inflation.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits:  27 Financial Data Schedule

       (b)   Reports on Form 8-K:  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Sunbase Asia, Inc.
                                  ------------------
                                    (Registrant)


Date:  May 20, 1996               By:/s/ William McKay
                                     ---------------------------------------
                                     William McKay, Chief Executive Officer,
                                     President and duly authorized officer



Date:  May 20, 1996               By:/s/ (Roger) Li Yuen Fai
                                     -----------------------------------------
                                     (Roger) Li Yuen Fai, Vice President and
                                     Chief Financial Officer