Form 10-Q
period 1996-06-30
SUNBASE ASIA INC
filed 1996-08-20
CIK 95626

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to
                                     ----------  ----------

                         Commission File Number 0-3132
                                                ------

                               SUNBASE ASIA, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                                 94-1612110
 ------------------------------                            ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                        19/F, First Pacific Bank Centre
                             51-57 Gloucester Road
                               Wanchai, Hong Kong
                     --------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (852) 2865-1511
                                                     ---------------

                                Not Applicable
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes       X         No
                             -----           -----

As of July 31, 1996, the Company had 12,700,104 shares of common stock issued and outstanding.

Total sequentially numbered pages in this document: 20.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                      -----------------------------------

                                     INDEX

PART I          FINANCIAL INFORMATION
                Item 1    Financial Statements

                          Consolidated Condensed Balance Sheets (unaudited)
                          - December 31, 1995 and June 30, 1996

                          Consolidated Condensed Statements of Income
                          (unaudited) -
                          Three months and six months ended June 30, 1995
                          and 1996

                          Consolidated Condensed Statements of Cash Flows
                          (unaudited) -
                          Six months ended June 30, 1995 and 1996

                          Notes to Consolidated Condensed Financial
                          Statements (unaudited) -
                          Three months and six months ended June 30, 1995
                          and 1996

                Item 2    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations

PART II         OTHER INFORMATION

                Item 6    Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 11      Computation of Earnings per Common Share


                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                      DECEMBER 31, 1995 AND JUNE 30, 1996
       (Amounts in thousands, except number of shares and per share data)

                                          December 31, 1995        June 30, 1996
                                         -------------------    --------------------
                                 Notes      RMB        US$         RMB        US$
                                 -----    -------    ------      -------     -------

ASSETS
Current assets
 Cash and bank balances                     30,944     3,719       44,301     5,325
 Accounts receivable, net                  264,186    31,753      511,804    61,515
 Notes receivable                           25,756     3,096       28,701     3,450
 Inventories, net                    4     476,997    57,331      443,213    53,271
 Prepaid VAT                                40,429     4,859            -         -
 Other receivables                          57,209     6,876       71,497     8,593
 Due from related companies                137,079    16,476       89,470    10,754
                                         ---------   -------   ----------   -------

Total current assets                     1,032,600   124,110    1,188,986   142,908

Fixed assets                               554,086    66,597      575,969    69,227
Deferred asset                              18,134     2,180       16,704     2,008
Long term investments                        1,438       173        1,012       122
Goodwill                                    12,144     1,460       12,130     1,458
                                         ---------   -------   ----------   -------

Total assets                             1,618,402   194,520    1,794,801   215,723
                                         =========   =======   ==========   =======


                                  (Continued)

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                      DECEMBER 31, 1995 AND JUNE 30, 1996
       (Amounts in thousands, except number of shares and per share data)

                                                             December 31, 1995                     June 30, 1996
                                                            -------------------               -----------------------
                                             Notes          RMB             US$                RMB                US$
                                             -----          ---             ---                ---                ---

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short term bank loans                                  276,813         33,271            393,569             47,304
  Accounts payable                                       116,205         13,967            156,112             18,764
  Notes payable                                           15,627          1,878             18,597              2,235
  Accrued liabilities and other payables                  90,108         10,831             74,348              8,936
  Short term obligations under capital leases             17,269          2,075             18,013              2,165
  Other loans                                             33,810          4,064                  -                  -
  Secured promissory note                       5         41,600          5,000             41,600              5,000
  Income tax payable                                       5,874            706             22,577              2,714
  Tax other than income                                        -              -              2,793                336
  Due to related companies                               111,654         13,420            115,150             13,840
  Due to shareholders                                     17,352          2,086             14,498              1,743
                                                       ---------        -------          ---------            -------

Total current liabilities                                726,312         87,298            857,257            103,037

Long term bank loans                                     110,670         13,302             57,270              6,884
Long term obligations under capital leases               107,713         12,946             98,516             11,841
Minority interests                                       343,142         41,243            382,831             46,013
                                                       ---------        -------          ---------            -------

                                                       1,287,837        154,789          1,395,874            167,775
                                                       ---------        -------          ---------            -------

Shareholders' equity:
Common Stock, par value US$0.001 each,
  50,000,000 shares authorized;
  12,700,104 shares (1995 - 11,700,104 shares)
  issued, and fully paid up                     6             99             12                107                 13
Preferred Stock, par value US$0.001 each,
  25,000,000 shares authorized;
  Convertible Preferred Stock - Series A;
  36 shares issued and outstanding                        44,533          5,352             44,533              5,353
  Convertible Preferred Stock - Series B;
  6,800 shares issued and outstanding                     28,288          3,400             28,288              3,400
Contributed surplus                                      151,942         18,262            187,414             22,525
Reserves                                                  25,266          3,037             25,266              3,037
Retained earnings                                         80,437          9,668            113,319             13,620
                                                       ---------        -------          ---------            -------

Total shareholders' equity                               330,565         39,731            398,927             47,948
                                                       ---------        -------          ---------            -------

Total liabilities and shareholders' equity             1,618,402        194,520          1,794,801            215,723
                                                       =========        =======          =========            =======





  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996 (Amounts in thousands, except number of shares and per share data)

                                                 Six Months Ended June 30,                        Three Months Ended June 30,
                                                 -------------------------                        ---------------------------
                                              1995          1996           1996              1995            1996           1996
                      Notes                   RMB           RMB            US$               RMB             RMB            US$
                      -----                  -----         -----          -----             -----           -----          -----
Net sales
  -third parties                             371,921       436,073        52,412             206,778         231,381        27,810
  -related parties                            62,912        29,616         3,560              29,201          18,228         2,191
                                          ----------    ----------    ----------          ----------      ----------    ----------
                                             434,833       465,689        55,972             235,979         249,609        30,001

Cost of sales                               (265,683)     (285,917)      (34,365)           (143,587)       (153,028)      (18,393)
                                          ----------    ----------    ----------          ----------      ----------    ----------

Gross profit                                 169,150       179,772        21,607              92,392          96,581        11,608
                                          ----------    ----------    ----------          ----------      ----------    ----------
Selling, general and
 administrative expenses
    - third parties                          (31,224)      (40,288)       (4,842)            (16,650)        (23,025)       (2,768)
    - related parties                        (19,821)      (22,071)       (2,653)             (9,976)        (11,111)       (1,335)
                                          ----------    ----------    ----------          ----------      ----------    ----------

                                             (51,045)      (62,359)       (7,495)            (26,626)        (34,136)       (4,103)
                                          ----------    ----------    ----------          ----------      ----------    ----------

Interest expense
    - third parties                          (17,767)      (25,282)       (3,038)             (4,670)        (13,926)       (1,674)
    - related parties                         (5,822)       (5,139)         (618)             (2,870)         (2,525)         (303)
                                          ----------    ----------    ----------          ----------      ----------    ----------

                                             (23,589)      (30,421)       (3,656)             (7,540)        (16,451)       (1,977)
                                          ----------    ----------    ----------          ----------      ----------    ----------

Income before income taxes                    94,516        86,992        10,456              58,226          45,994         5,528

Provision for income taxes
  - Current                                  (14,499)      (14,420)       (1,733)             (8,888)         (7,775)         (935)
                                          ----------    ----------    ----------          ----------      ----------    ----------

Income before minority                        80,017        72,572         8,723              49,338          38,219         4,593
 interests

Minority interests                           (39,907)      (39,690)       (4,771)            (24,466)        (21,402)       (2,572)
                                          ----------    ----------    ----------          ----------      ----------    ----------

Net income                                    40,110        32,882         3,952              24,872          16,817         2,021
                                          ==========    ==========    ==========          ==========      ==========    ==========


Earnings per common share       2               2.62          2.04           .25                1.62            1.04           .13
                                          ==========    ==========    ==========          ==========      ==========    ==========


Number of shares outstanding    2         15,300,104    16,089,994    16,089,994          15,300,104      16,199,884    16,199,884
                                          ==========    ==========    ==========          ==========      ==========    ==========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                             (Amounts in thousands)

                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                             1995           1996           1996
                                                          Notes              RMB            RMB            US$
                                                          -----             -----          -----          -----
Cash flows from operating activities:
Net income                                                                  40,110         32,882         3,952
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Minority interests                                                        39,907         39,690         4,771
  Depreciation                                                              22,220         28,151         3,383
  Loss on disposal of fixed assets                                             969              -             -
  Amortization of goodwill                                                       -             14             2
  Others                                                                      (463)         1,429           172
 Changes in operating assets
  and liabilities -
  (Increase) decrease in assets:
   Accounts receivable                                                    (189,291)      (247,618)      (29,762)
   Notes receivable                                                        (26,744)        (2,945)         (354)
   Inventories                                                              80,276         33,784         4,060
   Prepaid VAT                                                                   -         40,429         4,859
   Other receivables                                                       (30,811)       (14,288)       (1,717)
   Due from related companies                                               38,925         47,609         5,722
  Increase (decrease) in liabilities:
   Accounts payable                                                        (45,865)        39,907         4,797
   Notes payable                                                            15,225          2,970           357
   Accrued liabilities and other payables                                   41,363        (15,760)       (1,894)
   Income tax payable                                                        6,737         16,703         2,008
   Taxes other than income                                                  22,855          2,793           336
   Due to related companies                                                (19,247)        (4,957)         (596)
   Due to shareholders                                                      (1,340)        (2,854)         (343)
                                                                          --------       --------       -------
  Net cash used in operating activities                                     (5,174)        (2,061)         (247)
                                                                          --------       --------       -------

Cash flows from investing activities:
 Disposal of long term investments                                               -            426            51
 Proceeds from disposal of fixed assets                                        274              -             -
 Additions to fixed assets                                                 (35,966)       (50,034)       (6,014)
                                                                          --------       --------       -------
  Net cash used in investing activities                                    (35,692)       (49,608)      (5,963)
                                                                          --------       --------       -------


Cash flows from financing activities:
 Net increase in bank loans                                                 21,471         63,356         7,615
 Repayment of other loans                                                        -        (33,810)       (4,064)
 Proceeds from sale of common stock, net of costs             6                            35,480         4,265
                                                                          --------       --------       -------
 Net cash provided by financing activities                                  21,471         65,026         7,816
                                                                          --------       --------       -------

Net increase (decrease) in cash and cash equivalents                       (19,395)        13,357         1,606
Cash and cash equivalents, at beginning of period                           65,646         30,944         3,719
                                                                          --------       --------       -------

Cash and cash equivalents, at end of period                                 46,251         44,301         5,325
                                                                          ========       ========       =======

Non-cash transaction:
 Financing of lease arrangements                                             7,769          8,453         1,016
                                                                          ========       ========       =======

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                          THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1995 AND 1996
       (Amounts in thousands, except number of shares and per share data)

     1.  ORGANIZATION

         Sunbase Asia, Inc. (the "Company") acquired 100% of the issued share capital of China Bearing Holdings Limited ("China Bearing") on December 2, 1994 pursuant to a Share Exchange Agreement with Asean Capital Limited in exchange for 10,261,000 shares of common stock. The transaction has been treated as a recapitalization of China Bearing with China Bearing as the acquirer (reverse acquisition). The historical financial statements prior to December 2, 1994 are those of China Bearing.

         The Company is a Nevada corporation which owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership interest in Harbin Bearing Company Limited, a joint stock limited company organized under the law of the People's Republic of China ("Harbin Bearing"). Harbin Bearing manufactures a wide variety of bearings in China for use in commercial, industrial and aerospace applications that are sold primarily in China and certain western countries, including the United States.

         On January 16, 1996 (effective December 29, 1995), the Company acquired Smith Acquisition Company, Inc. dba Southwest Products Company ("Southwest") in exchange for 6,800 shares of Series B convertible preferred stock with a stated value of US$ 500 per share. The Series B convertible preferred stock is convertible into 680,000 shares of common stock. The acquisition of Southwest has been accounted for under the purchase method of accounting, and was recorded as of December 31, 1995. The results of operations of Southwest have been consolidated into the Company's consolidated results of operations commencing January 1, 1996. Southwest manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries. Its major customers are located in the United States.

         The following unaudited pro forma financial information for the three months and six months ended June 30, 1995 is prepared on the basis as if the acquisition of Southwest had occurred on January 1, 1995, and includes pro forma depreciation and amortization resulting from the increase to reflect the fair value of assets and the goodwill arising from the acquisition of Southwest. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to represent the results of operations which would actually have occurred had the acquisition of Southwest been in effect on January 1, 1995, or which may occur in the future.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                 FINANCIAL STATEMENTS (UNAUDITED) (continued)
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1996
      (Amounts in thousands, except number of shares and per share data)

     1.  ORGANIZATION (continued)

                               Three Months Ended   Six Months Ended
                                 June 30, 1995       June 30, 1995
                                      RMB                 RMB
                               ------------------   ----------------
Net sales                           245,147              454,541
Net income                           22,674               36,069
Earnings per common share              1.42                 2.26

     2.  BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States. All material intercompany accounts and transactions were eliminated on consolidation.

         The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1996, the results of operations for the three months and six months ended June 30, 1995 and 1996, and the changes in cash flows for the six months ended June 30, 1995 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

         The earnings per common share for the three months and six months ended June 30, 1995 and 1996 have been calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during each respective period, and assumes that all outstanding shares of convertible

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                 FINANCIAL STATEMENTS (UNAUDITED) (continued)
                     THREE MONTHS AND SIX MONTHS ENDED
                            JUNE 30, 1995 AND 1996
      (Amounts in thousands, except number of shares and per share data)

     2.  BASIS OF PRESENTATION (continued)

     preferred stock have been converted into common stock. Included in the calculation for 1996 are the preferred shares issued in conjunction with the Southwest acquisition, which was recorded as of December 31, 1995, and the 1,000,000 shares of common stock issued on June 10, 1996.

         The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

     3.  FOREIGN CURRENCY TRANSLATION AND EXCHANGE

       In preparing the consolidated financial statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency transactions are translated into RMB using the applicable floating rates of exchange quoted by the People's Bank of China prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies have been translated into RMB using the applicable exchange rates prevailing at the balance sheet dates. The resulting exchange gains or losses have been credited or charged to the statements of income for the periods in which they occur.

       The Company's share capital is denominated in United States dollars (US$) and the reporting currency is the RMB. For financial reporting purposes, the US$ share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

       For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on June 30, 1996, of US$ 1.00 = RMB
     8.32. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on June 30, 1996 or at any other certain rate on June 30, 1996.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                 FINANCIAL STATEMENTS (UNAUDITED) (continued)
                     THREE MONTHS AND SIX MONTHS ENDED
                            JUNE 30, 1995 AND 1996
      (Amounts in thousands, except number of shares and per share data)

     4.  INVENTORIES


       Inventories consist of the following at December 31, 1995 and June 30, 1996:

                                  December 31, 1995             June 30, 1996
                                  -----------------            ----------------
                                    RMB        US$              US$        RMB
                                  ------      -----            -----      -----
Raw materials                      105,132    12,636          107,483    12,919
Work-in-progress                   104,697    12,584          117,837    14,163
Finished goods                     271,477    32,629          222,384    26,729
                                   -------    ------          -------    ------
                                   481,306    57,849          447,704    53,811
Less: Allowance for
   obsolescence                     (4,309)     (518)          (4,491)     (540)
                                   -------    ------          -------    ------
Inventories, net
                                   476,997    57,331          443,213    53,271
                                   =======    ======          =======    ======

     5.  SECURED PROMISSORY NOTE

         A promissory note (the "Note") was issued to Asean Capital Limited ("Asean") in connection with the Share Exchange Agreement and is secured by a continuing security interest in all of the Company's title and interest in the outstanding capital stock of its wholly-owned subsidiary, China Bearing. The Note is denominated in United States dollars, is repayable in full in United States dollars on December 31, 1996 and bears interest at 8% per annum.

     6.  SALE OF COMMON STOCK

         On June 10, 1996, the Company sold 1,000,000 shares of common stock at US$ 5.00 per share, which generated net proceeds of US$ 4,265 (RMB 35,480). The Company has agreed to promptly file a registration statement with the U.S. Securities and Exchange Commission to register the shares of common stock.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

         The Company owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership interest in Harbin Bearing. Harbin Bearing manufactures a wide variety of bearings in China for use in commercial, industrial and aerospace applications that are sold primarily in China and certain western countries, including the United States. On January 16, 1996 (effective December 29, 1995), the Company acquired Southwest, which manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries. The acquisition of Southwest has been accounted for under the purchase method of accounting. The results of operations of Southwest have been consolidated into the Company's consolidated results of operations commencing January 1, 1996.

         Unless specifically stated, all amounts are in thousands (RMB '000).

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1995 AND 1996:

         The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended June 30, 1995 and 1996.

                                                             Three Months Ended June 30,
                                                             ---------------------------
                                                         1995                          1996
                                                         ----                          ----
                                                     RMB            %            RMB            %
                                                     ---           ---           ---           ---
     Sales                                         235,979        100.0         249,609        100.0
     Cost of sales                                (143,587)       (60.8)       (153,028)       (61.3)
                                                   -------        -----        --------        -----
     Gross profit                                   92,392         39.2          96,581         38.7

     Selling expenses                               (4,650)        (2.0)         (6,165)        (2.5)
     General and administrative expenses           (21,976)        (9.3)        (27,971)       (11.2)
     Interest expense                               (7,540)        (3.2)        (16,451)        (6.6)
                                                   -------        -----        --------        -----

     Income before income taxes                     58,226         24.7          45,994         18.4
     Provision for income taxes                     (8,888)        (3.8)         (7,775)        (3.1)
                                                   -------        -----        --------        -----

     Income before minority interests               49,338         20.9          38,219         15.3
     Minority interests                            (24,466)       (10.4)        (21,402)        (8.6)
                                                   -------        -----        --------        -----

     Net income                                     24,872         10.5          16,817          6.7
                                                   =======        =====        ========        =====


     Sales
     -----

         Sales (including RMB 7,155 from Southwest) for the three months ended June 30, 1996 increased by RMB 13,630 or 5.8% to RMB 249,609, as compared to RMB 235,979 for the three months ended June 30, 1995. Excluding Southwest's operations, sales increased by RMB 6,475 or 2.7% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The rate at which sales had been growing has slowed in 1996 as compared to 1995 as a result of the Company's efforts beginning in the latter part of 1995 to consolidate the distribution of its products in China by shifting smaller OEM accounts to certain large distributors (see "LIQUIDITY AND CAPITAL RESOURCES - OPERATING ACTIVITIES").

     Cost of Sales/Gross Profit
     --------------------------

         Cost of sales (including RMB 5,616 from Southwest) for the three months ended June 30, 1996 increased to RMB 153,028 as compared to RMB 143,587 for the three months ended June 30, 1995. The cost of sales for Harbin Bearing for the three months ended June 30, 1996 and 1995 was calculated using the gross profit method by reference to average annual gross profit ratios.
     The cost of sales for Southwest for the three months ended June 30, 1996 was calculated based on actual cost.

         Gross profit increased by RMB 4,189 or 4.5% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase in gross profit was attributable to the increase in sales. Gross profit as a percentage of sales decreased to 38.7% in 1996 from 39.2% in 1995 due to Southwest's lower gross margin of 21.5%.

     Selling Expenses
     ----------------

         Selling expenses (including RMB 1,495 from Southwest) for the three months ended June 30, 1996 increased by RMB 1,515 or 32.6% to RMB 6,165 as compared to RMB 4,650 for the three months ended June 30, 1995. The increase in selling expenses was primarily attributable to the consolidation of Southwest's selling expenses in 1996. Selling expenses as a percentage of sales increased from 2.0% in 1995 to 2.5% in 1996.

     General and Administrative Expenses
     -----------------------------------

         General and administrative expenses (including RMB 2,351 from Southwest) for the three months ended June 30, 1996 increased by RMB 5,995 or 27.3% to RMB 27,971 as compared to RMB 21,976 for the three months ended June 30, 1995. General and administrative expenses as a percentage of sales increased to 11.2% in 1996 from 9.3% in 1995. The increase in general and administrative expenses was primarily attributable to:

       a. The consolidation of Southwest's general and administrative expenses of RMB 2,351.

       b. An increase in the management fee of RMB 908 payable to Harbin Bearing Holdings Company as a result of a 10% inflation adjustment.

       c. An aggregate cash discount of RMB 6,507 which was granted during the three months ended June 30, 1996 as incentives to customers for early settlement of debt in order to accelerate cash collections. No such cash discount was granted during the three months ended June 30, 1995.

       d. A decrease in compensation expense of RMB 1,871 related to the voluntary early retirement program at Harbin Bearing.

     Interest Expense
     ----------------

         Interest expense (including RMB 732 from Southwest) for the three months ended June 30, 1996 increased by RMB 8,911 or 118.2% to RMB 16,451 as compared to RMB 7,540 for the three months ended June 30, 1995. The increase in interest expense was attributable to the overaccrual of interest expense of RMB 4,750 during the three months ended March 31, 1995 which was subsequently reversed during the three months ended June 30, 1995. Excluding the effect from the reversal of the overaccrual, interest expense increased by RMB 4,161 or 33.9% as a result of an increase in principal amount of bank loans during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, and the 1.3% increase in the interest rate on new short term bank loans effective July 1, 1995.

     Net Income
     ----------

         As a result of the aforementioned factors, including the consolidation of Southwest's operations effective January 1, 1996, net income decreased by RMB 8,055 or 32.4% to RMB 16,817 for the three months ended June 30, 1996 as compared to RMB 24,872 for the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1995 AND 1996:

         The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the six months ended June 30, 1995 and 1996.

                                                         Six Months Ended June 30,
                                               -----------------------------------------------
                                                      1995                          1996
                                               ---------------------     ----------------------
                                                RMB            %              RMB           %
                                               -------       -----          -------        ----
     Sales                                     434,833       100.0          465,689       100.0
     Cost of sales                            (265,683)      (61.1)        (285,917)      (61.4)
                                               -------       -----          -------        ----
     Gross profit                              169,150        38.9          179,772        38.6

     Selling expenses                           (9,753)       (2.3)         (12,371)       (2.7)
     General and administrative expenses       (41,292)       (9.5)         (49,988)
     Interest expense                          (23,589)       (5.4)         (30,421)       (6.5)

     Income before income taxes                 94,516         21.7          86,992        18.7
     Provision for income taxes                (14,499)       (3.3)         (14,420)       (3.1)
                                               -------       -----          -------        ----

     Income before minority interests           80,017        18.4           72,572        15.6
     Minority interests                        (39,907)       (9.2)         (39,690)       (8.5)
                                               -------       -----          -------        ----
     Net income                                 40,110         9.2           32,882         7.1
                                               =======       =====          =======        ====

     Sales
     -----

        Sales (including RMB 16,073 from Southwest) for the six months ended June 30, 1996 increased by RMB 30,856 or 7.1% as compared to the six months ended June 30, 1995. Excluding Southwest's operations, sales increased by RMB 14,783 or 3.4% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The rate at which sales had been growing has slowed in 1996 as compared to 1995 as a result of the Company's efforts beginning in the latter part of 1995 to consolidate the distribution of its products in China by shifting smaller OEM accounts to certain large distributors (see "LIQUIDITY AND CAPITAL RESOURCES - OPERATING ACTIVITIES").

     Cost of Sales/Gross Profit
     --------------------------

        Cost of sales (including RMB 12,550 from Southwest) for the six months ended June 30, 1996 increased to RMB 285,917 as compared to RMB 265,683 for the six months ended June 30, 1995. The cost of sales for Harbin Bearing for the six months ended June 30, 1996 and 1995 was calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for

     Southwest for the six months ended June 30, 1996 was calculated based on actual cost.

         Gross profit increased by RMB 10,662 or 6.3% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in gross profit was attributable to the increase in sales. Gross profit as a percentage of sales decreased to 38.6% in 1996 from 38.9% in 1995 due to Southwest's lower gross margin of 21.9%.

     Selling Expenses
     ----------------

         Selling expenses (including RMB 2,501 from Southwest) for the six months ended June 30, 1996 increased by RMB 2,618 or 26.8% to RMB 12,371 as compared to RMB 9,753 for the six months ended June 30, 1995. The increase in selling expenses was primarily attributable to the consolidation of Southwest's selling expenses in 1996. Selling expenses as a percentage of sales increased from 2.3% in 1995 to 2.7% in 1996.

     General and Administrative Expenses
     -----------------------------------

         General and administrative expenses (including RMB 4,370 from Southwest) for the six months ended June 30, 1996 increased by RMB 8,696 or 21.1% to RMB 49,988 as compared to RMB 41,292 for the six months ended June 30, 1995. General and administrative expenses as a percentage of sales increased to 10.7% in 1996 from 9.5% in 1995. The increase in general and administrative expenses was mainly attributable to:

       a. The consolidation of Southwest's general and administrative expenses of RMB 4,370.

       b. An increase in the management fee of RMB 1,816 payable to Harbin Bearing Holdings Company as a result of a 10% inflation adjustment.

       c. An aggregate cash discount of RMB 6,507 which was granted during the six months ended June 30, 1996 as incentives to customers for early settlement of debt in order to accelerate the cash collections. No such cash discount was granted during the six months ended June 30, 1995.

       d. A decrease in compensation expense of RMB 3,939 related to the voluntary early retirement program at Harbin Bearing.

     Interest Expense
     ----------------

         Interest expense (including RMB 1,380 from Southwest) for the six months ended June 30, 1996 increased by RMB 6,832 or 29.0% to RMB 30,421 as compared to RMB 23,589 for the six months ended June 30, 1995. The increase in interest expense was attributable to an increase in principal amount of bank loans during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, and the 1.3% increase in the interest rate on new short term bank loans effective July 1, 1995.

     Net Income
     ----------

         As a result of the aforementioned factors, including the consolidation of Southwest's operations effective January 1, 1996, net income decreased by RMB 7,228 or 18.0% to RMB 32,882 for the six months ended June 30, 1996 as compared to RMB 40,110 for the six months ended June 30, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

         For the six months ended June 30, 1996, the Company's operations utilized cash resources of RMB 2,061, as compared to RMB 5,174 for the six months ended June 30, 1995. The Company's net working capital increased by RMB 25,441 at June 30, 1996, to RMB 331,729, as compared to RMB 306,288 at December 31, 1995, and the Company's current ratio at June 30, 1996 was 1.36:1, as compared to 1.42:1 at December 31, 1995 and 1.47:1 at June 30, 1995.

         During the latter part of 1995, the Company began to consolidate the distribution of its products in China by shifting smaller OEM accounts to designated large distributors. The Company has granted extended credit terms to such distributors to facilitate this transition, which the Company expects to continue at least through the remainder of 1996. This new marketing strategy is expected to reduce marketing costs and credit risk.

         The Company's accounts receivable increased by RMB 247,618 or 93.7% to RMB 511,804 at June 30, 1996, as compared to RMB 264,186 at December 31, 1995. The increase in accounts receivable for the six months ended June 30, 1996 is consistent with the increase in accounts receivable of RMB 189,291 or 63.5% for the six months ended June 30, 1995. Also contributing to the increase in accounts receivable during the six months ended June 30, 1996 was the granting of extended credit terms to designated large distributors and the slowdown in accounts receivable collections from the Company's previous smaller OEM accounts.

         Offsetting, in part, the effect of the increase in accounts receivable, accounts payable increased by RMB 39,907 or 34.3% to RMB 156,112 at June 30, 1996, as compared to RMB 116,205 at December 31, 1995. In addition, due from related companies decreased by RMB 47,609 or 34.7% to RMB 89,470 at June 30, 1996, as compared to RMB 137,079 at December 31, 1995, and prepaid VAT of RMB 40,429 at December 31, 1995 was completely utilized during the six months ended June 30, 1996.

     INVESTING ACTIVITIES

         Capital expenditures for the six months ended June 30, 1996 of RMB 50,034 consisted of costs relating to the construction of new plant and buildings and the renovation of existing facilities and equipment, and were financed by bank loans and the sale of common stock. The Company anticipates that additional capital expenditures for the remainder of 1996 will not exceed RMB 10,000.

     FINANCING ACTIVITIES

         The Company has historically relied on both long and short term bank loans from Chinese banks to support its operating and capital requirements. Short term bank loans have terms ranging from three months to six months, are utilized to finance both operating and capital requirements, and are reviewed on a revolving basis. Long term bank loans are utilized to fund capital expansion projects. During the six months ended June 30, 1996, the net increase in bank loans (after deducting repayments) was RMB 63,356, which was utilized to fund the repayment of other loans of RMB 33,810 and operations and capital expenditures. The Company believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions.

         In order to finance the Company's continuing operating and capital requirements, the Company has been evaluating both debt and equity financing opportunities. During June 1996, the Company sold 1,000,000 shares of common stock at US $5.00 per share, generating net proceeds of US$ 4,265 (RMB 35,480). In addition, the Company has entered into a subscription agreement for a financing consisting of US$ 11,500 (RMB 95,680) aggregate principal amount of convertible subordinated debentures that is scheduled for completion during August 1996. However, there can be no assurances that this financing will ultimately be completed.

         The Company anticipates that its cash flows from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of debt and equity financing, and the proceeds from the June 1996 sale of the 1,000,000 shares of common stock, are adequate to finance the Company's operating and debt service requirements for the foreseeable future.


     INFLATION AND CURRENCY MATTERS

         In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the six months ended June 30, 1996, the general inflation rate in China was in excess of 10% on an annualized basis. Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

         The Company continually monitors the effects of inflation. The Company is generally able to raise its prices to shift a portion of the inflated costs to its customers. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1995 and 1996. The major impact of inflation was on labor costs due to increases in employee wages. However, the Company has generally managed to offset the effects of inflation through improved operational efficiency.

         Foreign operations are subject to certain risks inherent in conduction business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

         The Company conducts most of its business in China and, accordingly, the sale of its products are settled primarily in RMB. As a result, continued devaluation of the RMB against the USD will adversely affect its financial performance when measured in USD, and may have material adverse effects upon the results of operations and financial position of the Company. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$1.00 to RMB 8.65 at December 31, 1993, RMB
     8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, and RMB 8.32 at June 30, 1996.


     PART II.  OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    11 Computation of Earnings per Common Share

                    27 Financial Data Schedule

               (b)  Reports on Form 8-K:

                    Three months ended June 30, 1996:  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sunbase Asia, Inc.
                                    -----------------
                                    (Registrant)


     Date:  August 19, 1996         By: /s/ WILLIAM McKAY
                                        ----------------------------------
                                        William McKay
                                        Chief Executive Officer and President
                                        (Duly Authorized Officer)



     Date:  August 19, 1996         By: /s/ (ROGER) LI YUEN FAI
                                        -------------------------------
                                        (Roger) Li Yuen Fai
                                        Vice President and Chief Financial
                                        Officer
                                        (Chief Financial Officer)