Form 10-Q
period 1996-09-30
SUNBASE ASIA INC
filed 1996-11-19
CIK 95626

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ____________

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


                                Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

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

As of September 30, 1996, the Company had 12,700,109 shares of common stock issued and outstanding.

Total sequentially numbered pages in this document: 25.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                      -----------------------------------


                                     INDEX

PART I:  FINANCIAL INFORMATION

     Item 1 --  Financial statements

                Consolidated Condensed Balance Sheets
                (unaudited) - December 31, 1995 and
                September 30, 1996

                Consolidated Condensed Statements of Income
                (unaudited) - Three months and nine months ended September 30, 1995 and 1996

                Consolidated Condensed Statements of Cash
                Flows (unaudited) - Nine months ended
                September 30, 1995 and 1996

                Notes to Consolidated Condensed Financial
                Statements (unaudited) - Three months and nine months ended September 30, 1995 and 1996

     Item 2 --  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

PART II:  OTHER INFORMATION

     Item 6 --  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 11      Computation of Earnings Per Common Share

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                December 31, 1995     September 30, 1996
                                                              ---------------------  --------------------
                                                   Notes         RMB         US$         RMB        US$
                                                 ---------    ---------   ---------  ----------   -------
ASSETS
Current assets
 Cash and bank balances                                          30,944       3,728    104,249   12,560
 Accounts receivable, net                                       264,186      31,830    507,583   61,155
 Notes receivable                                                25,756       3,103     16,008    1,929
 Inventories, net                                        4      476,997      57,470    403,361   48,598
 Prepaid VAT                                                     40,429       4,871          -        -
 Other receivables                                               57,209       6,893     67,376    8,118
 Due from related companies                                     137,079      16,515    126,250   15,211
                                                              ---------   ---------  ---------  -------
Total current assets                                          1,032,600     124,410  1,224,827  147,571
Fixed assets                                                    554,086      66,757    572,486   68,974
Deferred asset                                                   18,134       2,185     15,989    1,926
Long term investments                                             1,438         173      1,012      122
Goodwill                                                         12,144       1,463     11,792    1,421
                                                              ---------   ---------  ---------  -------
Total assets                                                  1,618,402     194,988  1,826,106  220,014
                                                              =========   =========  =========  =======

                                  (continued)

                      SUNBASE ASIA, INC.  AND SUBSIDIARIES

                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                      (Amounts in thousands, except number
                         of shares and per share data)


                                                                 December 31, 1995      September 30, 1996
                                                               ---------------------   --------------------
                                                     Notes        RMB         US$          RMB        US$
                                                   ---------   ---------   ---------   ----------   -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short term bank loans                                           276,813      33,351      387,910    46,736
 Accounts payable                                                116,205      14,001      146,404    17,639
 Notes payable                                                    15,627       1,883       21,855     2,633
 Accrued liabilities and other payables                           90,108      10,856       70,010     8,435
 Short term obligations under capital leases                      17,269       2,081       18,396     2,217
 Other loans                                                      33,810       4,073            -         -
 Short term portion of secured promissory note             5      41,600       5,012       12,450     1,500
 Income tax payable                                                5,874         708       34,938     4,210
 Taxes other than income                                               -           -       28,664     3,454
 Due to related companies                                        111,654      13,452       14,823     1,786
 Due to shareholders                                              17,352       2,091          706        85
                                                               ---------   ---------   ----------   -------
Total current liabilities                                        726,312      87,508      736,156    88,695
Long term bank loans                                             110,670      13,334       60,331     7,269
Long term obligations under capital leases                       107,713      12,977       93,771    11,298
Long term portion of secured promissory note               5           -           -       12,450     1,500
Convertible debentures                                     6           -           -       95,450    11,500
Minority interests                                               343,142      41,342      408,068    49,165
                                                               ---------   ---------    ---------   -------
                                                               1,287,837     155,161    1,406,226   169,427
                                                               ---------   ---------   ----------   -------
Shareholders' equity:
Common Stock, par value US$0.001 each,
 50,000,000 shares authorized;
 12,700,109 shares (1995 - 11,700,063 shares)
 issued, and fully paid up                                 7          99          12          107        13
Preferred Stock, par value US$0.001 each,
 25,000,000 shares authorized;
  Convertible Preferred Stock - Series A;
  36 shares issued and outstanding                                44,533       5,365       44,533     5,365
  Convertible Preferred Stock - Series B;
  6,800 shares issued and outstanding                             28,288       3,408       28,288     3,408
Contributed surplus                                              151,942      18,306      187,333    22,570
Reserves                                                          25,266       3,044       25,266     3,044
Retained earnings                                                 80,437       9,692      134,353    16,187
                                                               ---------   ---------    ---------   -------
Total shareholders' equity                                       330,565      39,827      419,880    50,587
                                                               ---------   ---------    ---------   -------
Total liabilities and shareholders' equity                     1,618,402     194,988    1,826,106   220,014
                                                               =========   =========    =========   =======

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                       THREE MONTHS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1995 AND 1996
       (Amounts in thousands, except number of shares and per share data)


                                                       Nine Months Ended               Three Months Ended
                                                         September 30,                     September 30,
                                        -------------------------------------    ---------------------------------------
                                             1995          1996          1996          1995           1996          1996
                             Notes            RMB           RMB           US$           RMB            RMB           US$
                             -----      ---------    ----------    ----------    -----------    ----------    ----------
Net sales
 - Third parties                          560,473       588,084        70,854        188,552       152,011        18,315
 - Related parties                         90,597       136,876        16,491         27,685       107,260        12,923
                                        ---------    ----------    ----------    -----------    ----------    ----------
                                          651,070       724,960        87,345        216,237       259,271        31,238

Cost of sales                            (397,584)     (444,750)      (53,584)      (131,901)     (158,833)      (19,136)
                                        ---------    ----------    ----------    -----------    ----------    ----------
Gross profit                              253,486       280,210        33,761         84,336       100,438        12,102
                                        ---------    ----------    ----------    -----------    ----------    ----------

Selling, general and
 administrative expenses
  - Third parties                         (47,037)      (58,397)       (7,036)       (15,813)      (18,109)       (2,182)
  - Related parties                       (30,767)      (33,334)       (4,016)       (10,946)      (11,263)       (1,357)
                                        ---------    ----------    ----------    -----------    ----------    ----------
                                          (77,804)      (91,731)      (11,052)       (26,759)      (29,372)       (3,539)
                                        ---------    ----------    ----------    -----------    ----------    ----------

Interest expense
 - Third parties                          (27,451)      (38,474)       (4,636)        (9,684)      (13,192)       (1,590)
 - Related parties                         (8,609)       (7,573)         (912)        (2,787)       (2,434)         (293)
                                        ---------    ----------    ----------    -----------    ----------    ----------
                                          (36,060)      (46,047)       (5,548)       (12,471)      (15,626)       (1,883)
                                        ---------    ----------    ----------    -----------    ----------    ----------

Income before income taxes                139,622       142,432        17,161         45,106        55,440         6,680

Provision for income taxes
 - Current                                (21,497)      (23,590)       (2,842)        (6,999)       (9,170)       (1,105)
                                        ---------    ----------    ----------    -----------    ----------    ----------

Income before minority
 interests                                118,125       118,842        14,319         38,107        46,270         5,575

Minority interests                        (59,168)      (64,926)       (7,823)       (19,261)      (25,236)       (3,041)
                                        ---------    ----------    ----------    -----------    ----------    ----------

Net income                                 58,957        53,916         6,496         18,846        21,034         2,534
                                        =========    ==========    ==========    ===========    ==========    ==========

Earnings per common share         2
 - Primary                                   3.85          3.26          0.39           1.23          1.23          0.15
                                       ==========    ==========   ===========     ==========    ==========    ==========
 - Fully diluted                             3.85          3.25          0.39           1.23          1.22          0.15
                                       ==========    ==========   ===========     ==========    ==========    ==========

Number of shares outstanding      2
 - Primary                             15,300,063    16,561,644    16,561,644     15,300,063    17,107,412    17,107,412
                                       ==========    ==========   ===========     ==========    ==========    ==========
 - Fully diluted                       15,300,063    16,963,420    16,963,420     15,300,063    18,199,593    18,199,593
                                       ==========    ==========   ===========     ==========    ==========    ==========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                             (Amounts in thousands)

                                                                    Nine Months Ended September 30,
                                                                   ----------------------------------
                                                                     1995        1996        1996
                                                          Notes       RMB         RMB         US$
                                                          -----    ---------   ---------    ---------
Cash flows from operating activities:
Net income                                                           58,957      53,916      6,496
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Minority interests                                                 59,168      64,926      7,823
  Depreciation                                                       33,376      47,232      5,691
  Loss (gain) on disposal of fixed assets                               969      (1,111)      (134)
  Amortization of goodwill                                                -         352         42
  Others                                                                400       2,145        258
Changes in operating assets and liabilities-
(Increase) decrease in assets:
  Accounts receivable                                              (253,394)   (243,397)   (29,325)
  Notes receivable                                                  (35,133)      9,748      1,174
  Inventories                                                        93,988      73,636      8,872
  Prepaid VAT                                                             -      40,429      4,871
  Other receivables                                                 (36,543)    (10,167)    (1,225)
  Due from related companies                                         32,129      10,829      1,305
Increase (decrease) in liabilities:
  Accounts payable                                                  (38,848)     30,199      3,638
  Notes payable                                                      14,620       6,228        750
  Accrued liabilities and other payables                             34,608     (20,098)    (2,422)
  Income tax payable                                                 14,360      29,064      3,502
  Taxes other than income                                            40,593      28,664      3,454
  Due to related companies                                          (11,636)   (109,646)   (13,210)
  Due to shareholders                                                   464     (16,646)    (2,006)
                                                                   --------    --------    -------
Net cash provided by (used in) operating activities                   8,078      (3,697)      (446)
                                                                   --------    --------    -------

Cash flows from investing activities:
  Disposal of long term investments                                   2,630         426         51
  Proceeds from disposal of fixed assets                                274       1,798        217
  Additions to fixed assets                                         (57,705)    (66,319)    (7,990)
                                                                   --------    --------    -------
Net cash used in investing activities                               (54,801)    (64,095)    (7,722)
                                                                   --------    --------    -------
Cash flows from financing activities:
  Net increase in bank loans                                         42,844      60,758      7,320
  Repayment of other loans                                                -     (33,810)    (4,073)
  Repayment of secured promissory note                       5            -     (16,700)    (2,012)
  Proceeds from issuance of convertible
    debentures                                               6            -      95,450     11,500
  Proceeds from sale of common stock, net of costs           7            -      35,399      4,265
                                                                   --------    --------    -------
Net cash provided by financing activities                            42,844     141,097     17,000
                                                                   --------    --------    -------

Net increase (decrease) in cash and cash equivalents                 (3,879)     73,305      8,832
Cash and cash equivalents, at beginning of period                    65,646      30,944      3,728
                                                                   --------    --------    -------
Cash and cash equivalents, at end of period                          61,767     104,249     12,560
                                                                   ========    ========    =======

Non-cash transaction:
Financing of lease arrangements                                      11,779      12,815      1,544
                                                                   ========    ========    =======

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                          THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1995 AND 1996
       (Amounts in thousands, except number of shares and per share data)


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

    On January 16, 1996 (effective December 29, 1995), the Company acquired Smith Acquisition Company, Inc. dba Southwest Products Company ("Southwest") in exchange for 6,800 shares of Series B convertible preferred stock with a stated value of US$500 per share. The Series B convertible preferred stock is convertible into 680,000 shares of common stock. The acquisition of Southwest has been accounted for under the purchase method of accounting, and was recorded as of December 31, 1995. The results of operations of Southwest have been consolidated into the Company's consolidated results of operations commencing January 1, 1996, Southwest manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries. Its major customers are located in the United States.

    The following unaudited pro forma financial information for the three months and nine months ended September 30, 1995 is prepared on the basis as if the acquisition of Southwest had occurred on January 1, 1995, and includes pro forma depreciation and amortization resulting from the increase to reflect the fair value of assets and the goodwill arising from the acquisition of Southwest. The unaudited pro forma financial information has been prepared for comparative purposes only and

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                 FINANCIAL STATEMENTS (UNAUDITED) (continued)
                          THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1995 AND 1996
       (Amounts in thousands, except number of shares and per share data)

1.  GENERAL (continued)

does not purport to represent the results of operations which would actually have occurred had the acquisition of Southwest been in effect on January 1, 1995, or which may occur in the future.

                               Three Months Ended   Nine Months Ended
                               September 30, 1995   September 30, 1995
                                      RMB                  RMB
                                      ---                  ---
Net sales                           225,344              679,886

Net income                           16,937               53,006

Earnings per common share              1.06                 3.32


2.  BASIS OF PRESENTATION

    The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All material intercompany accounts and transactions were eliminated on consolidation.

    The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1996, the results of operations for the three months and nine months ended September 30, 1995 and 1996, and the changes in cash flows for the nine months ended September 30, 1995 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                 FINANCIAL STATEMENTS (UNAUDITED) (continued)
                          THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1995 AND 1996
       (Amounts in thousands, except number of shares and per share data)

2.  BASIS OF PRESENTATION (continued)

information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

    For the three months and nine months ended September 30, 1995 and 1996, primary earnings per common share have been calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Common stock equivalents consist of convertible preferred stock and outstanding stock options. The computation of fully diluted earnings per share, where appropriate, assumes the full conversion of the Convertible Debentures and the elimination of the related after tax interest expense effective August 23, 1996.

    The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.


3.  FOREIGN CURRENCY TRANSLATION AND EXCHANGE

    In preparing the consolidated financial statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency transactions are translated into RMB using the applicable floating rates of exchange as quoted by the People's Bank of China prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies have been translated into RMB using the unified exchange rate prevailing at the balance sheet dates. The resulting exchange gains or losses have been credited or charged to the statements of income for the periods in which they occur.

    The Company's share capital is denominated in United States dollars (US$) and the reporting currency is the RMB. For financial reporting purposes, the US$ share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                 FINANCIAL STATEMENTS (UNAUDITED) (continued)
                          THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1995 AND 1996
       (Amounts in thousands, except number of shares and per share data)

3.  FOREIGN CURRENCY TRANSLATION AND EXCHANGE (continued)

    For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on September 30, 1996 of US$ 1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on September 30, 1996 or at any other certain rate on September 30, 1996.

4.  INVENTORIES

    Inventories consisted of the following at December 31, 1995 and September 30, 1996:

                                       December 31, 1995     September 30, 1996
                                      -------------------   --------------------
                                         RMB        US$        RMB        US$
                                      ---------   -------   ---------   --------
Raw materials                          105,132    12,667     107,419     12,942
Work-in-progress                       104,697    12,614     121,346     14,620
Finished goods                         271,477    32,708     178,671     21,527
                                       -------    ------    --------     ------
                                       481,306    57,989     407,436     49,089
Less: Allowance for obsolescence       ( 4,309)    ( 519)     (4,075)     ( 491)
                                       -------    ------    --------     ------

Inventories, net                       476,997    57,470     403,361     48,598
                                       =======    ======    ========     ======

5.  SECURED PROMISSORY NOTE

    A promissory note for US$5,012 (RMB 41,600) (the "Note") was issued to Asean Capital Limited ("Asean") in connection with the Share Exchange Agreement and is secured by a continuing security interest in all of the Company's title and interest in the outstanding capital stock of its wholly-owned subsidiary China Bearing. The Note is denominated in and is repayable in full in United States dollars, and bears interest at 8% per annum.

    In connection with the issuance of the Convertible Debentures described at
Note 6, Asean has undertaken that for so long as any of the debentures are

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                 FINANCIAL STATEMENTS (UNAUDITED) (continued)
                          THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1995 AND 1996
       (Amounts in thousands, except number of shares and per share data)

5.  SECURED PROMISSORY NOTE (continued)

outstanding, no amounts are to be repaid on the Note unless there is sufficient working capital and the repayment is made in accordance with the following schedule:

Payment Period                     Amount
--------------                     ------
August 1, 1996 to July 31, 1997    up to US$2,000 plus accrued interest
August 1, 1997 to July 31, 1998    up to US$1,500 plus accrued interest
August 1, 1998 to July 31, 1999    up to US$1,500 plus accrued interest

    Pursuant to the above described repayment schedule, a principal payment of US$2,012 (RMB 16,700) plus accrued interest was made on the Note on September 10, 1996.


6.  CONVERTIBLE DEBENTURES

    Pursuant to a Subscription Agreement dated August 2, 1996 (the "Subscription Agreement"), among China Bearing, Asean Capital Limited, China International Bearing Holdings Limited, the Company and Southwest Products (collectively, the "Sunbase Group"); Glory Mansion Limited, Wardley China Investment Trust, MC Private Equity Partners Asia Limited, and Chine Investissement 2000 (collectively, the "Investors"), on August 23, 1996, China Bearing issued an aggregate of US$11,500 principal amount of Convertible Debentures (the "Convertible Debentures") to the Investors. Unless the Convertible Debentures have been converted, the Convertible Debentures are due and payable in August 1999 (the "Maturity Date"). The Convertible Debentures bear interest at the rate of the higher of (i) 5% per annum (net of withholding tax, if applicable) and
(ii) such percentage of the dividend yield calculated by reference to dividing the annual dividend declared per share of Common Stock of the Company by the Conversion Price (as hereinafter defined). Interest is payable quarterly.

    The Investors have the right to convert at any time, in whole or in part, the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") is initially US$5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                 FINANCIAL STATEMENTS (UNAUDITED) (continued)
                          THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1995 AND 1996
       (Amounts in thousands, except number of shares and per share data)

6.  CONVERTIBLE DEBENTURES (continued)

market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price, (f) issuance of shares at a price per share which is less than the lower of the then market price or Conversion Price, and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ending December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such periods.

    The Convertible Debentures are required to be redeemed on the Maturity Date at its principal amount outstanding together with any accrued but unpaid interest together with an amount that would enable the Investors to yield an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Convertible Debentures occur, the Convertible Debentures are automatically due and payable at the principal amount outstanding together with accrued interest and an amount that would enable the Investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default include the delisting of the shares from NASDAQ or its suspension thereof; default in performance after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money; bankruptcy, insolvency or unsatisfied judgments; failure to achieve earnings per common share of at least US$.55 for fiscal years commencing January 1, 1996; and accounts receivable reaching a certain level in relationship to net sales.

    As a result of the foregoing, although the Convertible Debentures bear interest at the rate of 5% per annum, interest is accrued at the rate of 12% per annum.

    The obligations of China Bearing under the Convertible Debentures are guaranteed by the other members of the Sunbase Group.


7.  SALE OF COMMON STOCK

    On June 10, 1996, the Company sold 1,000,000 shares of common stock (the "Private Placement Shares") at US$5.00 per share, which generated net proceeds of US$ 4,265 (RMB 35,399). On October 23, 1996, the Company filed a registration statement with the Securities and Exchange Commission to register the resale of the Private Placement Shares.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

OVERVIEW

    The Company owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership in Harbin Bearing. Harbin Bearing manufactures a wide variety of bearings in China for use in commercial, industrial and aerospace applications that are sold primarily in China and certain western countries, including the United States. On January 16, 1996 (effective December 29, 1995), the Company acquired Southwest, which manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries. The acquisition of Southwest has been accounted for under the purchase method of accounting. The results of Southwest have been consolidated into the Company's consolidated results of operations commencing January 1, 1996,

    Unless specifically stated, all amounts are in thousands (RMB '000).


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996:

    The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended September 30, 1995 and 1996.

                                            Three Months Ended September 30,
                                         ---------------------------------------
                                                 1995                   1996
                                                 ----                   ----
                                            RMB        %         RMB        %
                                         ---------   ------   ---------   ------
Sales                                     216,237    100.0     259,271    100.0
Cost of sales                            (131,901)   (61.0)   (158,833)   (61.3)
                                         --------    -----    --------    -----

Gross profit                               84,336     39.0     100,438     38.7

Selling expenses                           (4,723)    (2.2)     (7,692)    (3.0)
General and administrative expenses       (22,036)   (10.2)    (21,680)    (8.4)
Interest expense                          (12,471)    (5.8)    (15,626)    (6.0)
                                         --------    -----    --------    -----

Income before income taxes                 45,106     20.8      55,440     21.3
Provision for income taxes                 (6,999)    (3.2)     (9,170)    (3.5)
                                         --------    -----    --------    -----

Income before minority interests           38,107     17.6      46,270     17.8


Minority interests                        (19,261)    (8.9)    (25,236)    (9.7)
                                         --------    -----    --------    -----
Net income                                 18,846      8.7      21,034      8.1
                                         ========    =====    ========    =====

Sales
-----

    Sales (including RMB 9,487 from Southwest) for the three months ended September 30, 1996 increased by RMB 43,034 or 19.9% to RMB 259,271, as compared to 216,237 for the three months ended September 30, 1995. Excluding Southwest's operations, sales increased by RMB 33,547 or 15.5% for the three months ended September 30, 1996 as compared to 9.0% for the three months ended September 30, 1995.


Cost of Sales/Gross Profit
--------------------------

    Cost of sales (including RMB 6,964 from Southwest) for the three months ended September 30, 1996 increased to RMB 158,833 as compared to RMB 131,901 for the three months ended September 30, 1995. The cost of sales for Harbin Bearing for the three months ended September 30, 1996 and 1995 was calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for Southwest for the three months ended September 30, 1996 was calculated on an actual cost basis.

    Gross profit increased by RMB 16,102 or 19.1% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase in gross profit was attributable to the increase in sales. Gross profit as a percentage of sales decreased to 38.7% in 1996 from 39.0% in 1995 due to Southwest's lower gross margin of 26.6%.


Selling Expenses
----------------

    Selling expenses (including RMB 1,280 from Southwest) for the three months ended September 30, 1996 increased by RMB 2,969 or 62.9% to RMB 7,692 as compared to RMB 4,723 for the three months ended September 30, 1995. The increase in selling expenses was primarily attributable to the consolidation of Southwest's selling expenses in 1996 and the increase in royalty expense and government taxes in China as a result of the increase in sales. Selling expenses as a percentage of sales increased from 2.2% in 1995 to 3.0% in 1996.

General and Administrative Expenses
-----------------------------------

    General and administrative expenses (including RMB 2,350 from Southwest) for the three months ended September 30, 1996 decreased by RMB 356 or 1.6% to RMB 21,680 as compared to RMB 22,036 for the three months ended September 30, 1995. General and administrative expenses as a percentage of sales decreased to 8.4% in 1996 from 10.2% in 1995. Significant factors affecting the change in general and administrative expenses between 1995 and 1996 are as follows:

    a. The consolidation of Southwest's general and administrative expenses of RMB 2,350 in 1996.

    b. An aggregate cash discount of RMB 479 was granted during 1996 as incentives to customers for early settlement of debt in order to accelerate cash collections. No such cash discount was granted during 1995.

    c. The reduction in the number of supervisory level staff which caused a decrease in administrative staff costs by RMB 2,329 in 1996.

    d. There was a gain on disposal of fixed assets of RMB 1,111 in 1996 whereas no gain or loss on disposal of fixed assets was recorded during 1995.



Interest Expense
----------------

    Interest expense (including RMB 425 from Southwest) for the three months ended September 30, 1996 increased by RMB 3,155 or 25.3% to RMB 15,626 as compared to RMB 12,471 for the three months ended September 30, 1995. The increase in interest expense was attributable to the consolidation of Southwest's interest expense in 1996, the increase in principal amount of bank loans during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and the inclusion of RMB 1,224 of Convertible Debenture interest calculated at the rate of 12% per annum since August 23, 1996.


Net Income
----------

    As a result of the aforementioned factors, including the consolidation of Southwest's operations effective January 1, 1996, net income increased by RMB 2,188 or 11.6% to RMB 21,034 for the three months ended September 30, 1996 as compared to RMB 18,846 for the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996:

    The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the nine months ended September 30, 1995 and 1996.

                                             Nine Months Ended September 30,
                                         ---------------------------------------
                                                  1995                 1996
                                                  ----                 ----
                                            RMB        %         RMB        %
                                         ---------   ------   ---------   ------
Sales                                     651,070    100.0     724,960    100.0
Cost of sales                            (397,584)   (61.1)   (444,750)   (61.3)
                                         --------    -----    --------    -----

Gross profit                              253,486     38.9     280,210     38.7

Selling expenses                          (14,476)    (2.2)    (20,064)    (2.8)
General and administrative expenses       (63,328)    (9.7)    (71,667)    (9.9)
Interest expense                          (36,060)    (5.6)    (46,047)    (6.4)
                                         --------    -----    --------    -----

Income before income taxes                139,622     21.4     142,432     19.6
Provision for income taxes                (21,497)    (3.3)    (23,590)    (3.2)
                                         --------    -----    --------    -----

Income before minority interests          118,125     18.1     118,842     16.4
Minority interests                        (59,168)    (9.1)    (64,926)    (9.0)
                                         --------    -----    --------    -----

Net income                                 58,957      9.0      53,916      7.4
                                         ========    =====    ========    =====

Sales
-----

    Sales (including RMB 25,560 from Southwest) for the nine months ended September 30, 1996 increased by RMB 73,890 or 11.3% as compared to the nine months ended September 30, 1995. Excluding Southwest's operations, sales increased by RMB 48,330 or 7.4% for the nine months ended September 30, 1996 as compared to 10.5% for the nine months ended September 30, 1995. The rate of sales growth has slowed in 1996 as compared to 1995 as a result of the Company's efforts beginning in the latter part of 1995 to consolidate the distribution of its products in China by shifting smaller OEM accounts to certain larger distributors (see "LIQUIDITY AND CAPITAL RESOURCES - Operating Activities").


Cost of Sales/Gross Profit
--------------------------

    Cost of sales (including RMB 19,515 from Southwest) for the nine months ended September 30, 1996 increased to RMB 444,750 as compared to RMB 397,584 for the nine months ended September 30, 1995. The cost of sales for Harbin Bearing for the nine months ended September 30, 1996 and 1995 was calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for Southwest for the nine months ended September 30, 1996 was calculated on an actual cost basis.

    Gross profit increased by RMB 26,724 or 10.5% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The increase in gross profit was attributable to the increase in sales. Gross profit as a percentage of sales decreased to 38.7% in 1996 from 38.9% in 1995 due to Southwest's lower gross margin of 23.7%.


Selling Expenses
----------------

    Selling expenses (including RMB 3,780 from Southwest) for the nine months ended September 30,1996 increased by RMB 5,588 or 38.6% to RMB 20,064 as compared to RMB 14,476 for the nine months ended September 30, 1995. The increase in selling expenses was primarily attributable to the consolidation of Southwest's selling expenses in 1996 and the increase in royalty costs and government taxes in China as a result of the increase in sales. Selling expenses as a percentage of sales increased from 2.2% in 1995 to 2.8% in 1996.


General and Administrative Expenses
-----------------------------------

    General and administrative expenses (including RMB 6,720 from Southwest) for the nine months ended September 30, 1996 increased by RMB 8,339 or 13.2% to RMB 71,667 as compared to RMB 63,328 for the nine months ended September 30, 1995. General and administrative expenses as a percentage of sales increased to 9.9% in 1996 from 9.7% in 1995. Significant factors affecting the change in general and administrative expenses between 1995 and 1996 are as follows:


    a. The consolidation of Southwest's general and administrative expenses of RMB 6,720 in 1996.

    b. An aggregate cash discount of RMB 6,986 which was granted during 1996 as incentives to customers for early settlement of debt in order to accelerate cash collections. No such cash discount was granted during 1995.

    c. A decrease in compensation expense in 1996 of RMB 3,954 related to the voluntary early retirement program at Harbin Bearing.

    d. There was a gain on disposal of fixed assets of RMB 1,111 during 1996 while there was a loss on disposal of fixed assets of RMB 969 during 1995.


Interest Expense
----------------

    Interest expense (including RMB 1,805 from Southwest) for the nine months ended September 30, 1996 increased by RMB 9,987 or 27.7% to RMB 46,047 as compared to RMB 36,060 for the nine months ended September 30, 1995. The increase in interest expense was attributable to the consolidation of Southwest's interest expense in 1996, the increase in principal amount of bank loans during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, the 1.3% increase in the interest rate on new short-term bank loans effective July 1, 1995 and the inclusion of RMB 1,224 of Convertible Debenture interest calculated at the rate of 12% per annum since August 23, 1996.


Net Income
----------

    As a result of the aforementioned factors, including the consolidation of Southwest's operations effective January 1, 1996, net income decreased by RMB 5,041 or 8.6% to RMB 53,916 for the nine months ended September 30, 1996 as compared to RMB 58,957 for the nine months ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

Operating activities:

    For the nine months ended September 30, 1996, the Company's operations utilized cash resources of RMB 3,697, as compared to RMB 8,078 generated for the nine months ended September 30, 1995. The Company's net working capital increased by RMB 182,383 at September 30,1996, to RMB 488,671, as compared to RMB 306,288 at December 31, 1995, and the Company's current ratio at September 30, 1996 was 1.66:1 as compared to 1.42:1 at December 31, 1995 and 1.53:1 at
September 30, 1995.

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

    Accounts receivable increased by RMB 243,397 or 92.1% to RMB 507,583 at September 30, 1996, as compared to RMB 264,186 at December 31, 1995. The increase in accounts receivable for the nine months ended September 30, 1996 is consistent with the increase in accounts receivable of RMB 253,394 or 85.0% for the nine months ended September 30, 1995. Also contributing to the increase in accounts receivable during the nine months ended September 30, 1996 was the granting of extended credit terms to designated large distributors and the resulting slowdown in accounts receivable collections from the Company's previous smaller OEM accounts.

    Due to related companies decreased by RMB 109,646 during the nine months ended September 30, 1996 as a result of sales to a related company during 1996.


Investing activities:

    Capital expenditures for the nine months ended September 30, 1996 of RMB 66,319 consisted of costs relating to the construction of new plant and buildings, and the renovation of existing facilities and equipment, and were financed by bank loans and the sale of common stock.


Financing activities:

    The Company has historically relied on both long and short term bank loans from Chinese banks to support its operating and capital requirements. Short term bank loans have terms ranging from three months to six months, are utilized to finance both operating and capital requirements, and are renewed on a revolving basis. Long term bank loans are utilized to fund capital expansion projects. During the nine months ended September 30, 1996, the net increase in bank loans (after deducting repayments) was RMB 60,758, which was utilized to fund the repayment of other loans of RMB 33,810, operations and a portion of capital expenditures. The Company believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions.

    In order to finance the Company's continuing operating and capital requirements, the Company has been evaluating both debt and equity financing opportunities. During June 1996, the Company sold 1,000,000 shares of common stock at US $5.00 per share generating net proceeds of US$ 4,265 (RMB 35,399).

    Pursuant to a Subscription Agreement dated August 2, 1996 (the "Subscription Agreement"), among China Bearing, Asean Capital Limited, China International Bearing Holdings Limited, the Company and Southwest Products (collectively, the "Sunbase Group"); Glory Mansion Limited, Wardley China Investment Trust, MC Private Equity Partners Asia Limited, and Chine Investissement 2000 (collectively, the "Investors"), on August 23, 1996, China Bearing issued an aggregate of US$11,500 principal amount of Convertible Debentures (the "Convertible Debentures") to the Investors. Unless the Convertible Debentures have been converted, the Convertible Debentures are due and payable in August 1999 (the "Maturity Date"). The Convertible Debentures bear interest at the rate of the higher of (i) 5% per annum (net of withholding tax, if applicable) and (ii) such percentage of the dividend yield calculated by reference to dividing the annual dividend declared per share of Common Stock of the Company by the Conversion Price (as hereinafter defined). Interest is payable quarterly.

    The Investors have the right to convert at any time, in whole or in part, the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") is initially US$5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price,
(f) issuance of shares at a price per share which is less than the lower of the then market price or Conversion Price, and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ending December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such periods.

    The Convertible Debentures are required to be redeemed on the Maturity Date at its principal amount outstanding together with any accrued but unpaid interest together with an amount that would enable the Investors to yield an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Convertible Debentures occur, the Convertible Debentures are automatically due and payable at the principal amount outstanding together with accrued interest and an amount that would enable the Investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default include the delisting of the shares from NASDAQ or its suspension thereof;

default in performance after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money; bankruptcy, insolvency or unsatisfied judgments; failure to achieve earnings per common share of at least US$.55 for fiscal years commencing January 1, 1996;
and accounts receivable reaching a certain level in relationship to net sales.

    As a result of the foregoing, although the Convertible Debentures bear interest at the rate of 5% per annum, interest is accrued at the rate of 12% per annum.

    The obligations of China Bearing under the Convertible Debentures are guaranteed by the other members of the Sunbase Group.

    A promissory note for US$5,012 (RMB 41,600) (the "Note") was issued to Asean Capital Limited ("Asean") in connection with the Share Exchange Agreement and is secured by a continuing security interest in all of the Company's title and interest in the outstanding capital stock of its wholly-owned subsidiary China Bearing. The Note is denominated in and is repayable in full in United States dollars, and bears interest at 8% per annum.

    In connection with the issuance of the Convertible Debentures described above, Asean has undertaken that for so long as any of the debentures are outstanding, no amounts are to be repaid on the Note unless there is sufficient working capital and the repayment is made in accordance with the following schedule:

Payment Period                      Amount
--------------                      ------
August 1, 1996 to July 31, 1997      up to US$2,000 plus accrued interest
August 1, 1997 to July 31, 1998      up to US$1,500 plus accrued interest
August 1, 1998 to July 31, 1999      up to US$1,500 plus accrued interest

     Pursuant to the above described repayment schedule, a principal payment of US$2,012 (RMB 16,700) plus accrued interest was made on the Note on September 10, 1996.

    The Company anticipates that its cash flows from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of debt and equity financing, and the proceeds from the June 1996 sale of the 1,000,000 shares of common stock and the August 1996 issuance of the Convertible Debentures, are adequate to finance the Company's operating and debt service requirements for the foreseeable future.


INFLATION AND CURRENCY MATTERS

    In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the nine months ended September 30, 1996, the general inflation rate in China was in excess of 10% on an annualized basis. Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

    The Company continually monitors the effects of inflation. The Company is generally able to raise its prices to shift a portion of the inflated costs to the customers. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1995 and 1996. The major impact of inflation was on labor costs due to increases in employees wages. However, the Company has generally managed to offset the effects of inflation through improved operational efficiency.

    Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

    The Company conducts most of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the USD, could have a material adverse effect upon the results of operations and financial position of the Company. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$ 1.00 to RMB 8.65 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, and RMB 8.3 at September 30, 1996,


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               11 Computation of Earnings per Common Share

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               Three months ended September 30, 1996:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Sunbase Asia, Inc.
                              ------------------
                              (Registrant)



Date:  November 18, 1996     By:/s/ William McKay
                                ------------------------------------
                                   William McKay
                                   Chief Executive Officer and President
                                   (Duly Authorized Officer)



Date:  November 18, 1996     By:/s/ (Roger) Li Yuen Fai
                                ------------------------------------
                                   (Roger) Li Yuen Fai
                                   Vice President and Chief Financial Officer
                                   (Chief Financial Officer)