Form 10-K405
period 1996-12-31
SUNBASE ASIA INC
filed 1997-04-04
CIK 95626

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _________________ to _________________.

                         Commission File Number:0-3132

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

              SECTION REGISTERED UNDER SECTION 12(g) OF THE ACT:
                                 Common Stock

     Indicate by check mark whether the Registrant: (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]    No[_]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     As of March 31, 1997, 12,700,109 shares of Common Stock were outstanding. The aggregate market value of the outstanding stock of the Registrant held by non-affiliates on March 31, 1997 was $17,373,740.

     Documents incorporated by reference: None

     The total number of pages in this report is 97. The exhibit index is located on pages 53 through 57.

                                    PART 1.

ITEM 1.   BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. Actual results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in ITEM 1, "BUSINESS" and elsewhere in this Report.

SUNBASE ASIA, INC.

     Sunbase Asia, Inc., a Nevada corporation (the "Company," which term shall include, when the context so requires, its subsidiaries and affiliates), is engaged in the design, manufacture and distribution of a broad range of bearing products in the People's Republic of China ("China" or the "PRC"), the United States ("U.S."), Europe, Asia, South America and Africa.

     Harbin Bearing Company, Ltd. ("Harbin Bearing"), Sunbase Asia's subsidiary, is located in Harbin, China, and has been in business since 1950. Harbin Bearing has approximately 12,500 employees and operates out of facilities occupying in excess of two million square feet. Harbin Bearing is the largest Chinese manufacturer of precision rolling element bearings and the second largest manufacturer of bearings overall in China (behind the largest by approximately 1% in terms of total sales).

     Harbin Bearing manufactures and distributes a wide variety of precision and commercial-grade rolling element bearings in sizes ranging from 10 mm to 1,000 mm (internal diameter). Rolling-element bearings use small metal balls or cylinders to facilitate rotation with minimal friction and are typically used in vehicles, aircraft, appliances, machine tools, and virtually any product that contains rotating or revolving parts. Precision bearings are bearings that are produced to more exacting dimensional tolerances and to higher performance characteristics than standard commercial bearings. The manufacturing process for precision bearings generally requires the labor of highly-skilled machinists and the use of sophisticated machine tools.

     On January 16, 1996 (effective December 29, 1995), Sunbase Asia acquired Smith Acquisition Company, Inc. dba Southwest Products Company ("Southwest Products"), a bearing manufacturing company located in Los Angeles County, California, that has been in business since 1945. Southwest Products is an engineering-intensive company that designs and manufactures high-precision plain spherical bearings, rod-end bearings, bushings and push-pull controls for U.S., European and Asian aerospace and high tech commercial applications and the U.S. military. Spherical bearings are "ball and socket" mechanisms that allow for motion in three dimensions and which move loads from one plane to another. For flight critical applications, a spherical bearing must have extremely precise tolerances and it must be able to endure heavy loads without failure.

     Over 90% of Harbin Bearing's sales are made to Original Equipment Manufacturers ("OEMs") and replacement markets in China. Based on low production costs in China and the on-going world-wide demand for bearings, management intends to create a substantial export business to complement the Company's strong domestic position in the Chinese market. Historically, Harbin Bearing export sales have been through trade intermediaries and by receiving customer orders that are placed directly with its offices in China. Southwest Products has commenced providing engineering and technical support, and marketing and distributing Harbin Bearing products internationally, focusing on exports of the products to the U.S. In addition, Southwest Products has begun assisting Harbin Bearing in implementing U.S. manufacturing methods, improving quality control procedures and in developing new products at Harbin Bearing's facility in China.

     The following diagram shows the corporate structure of the Company and its affiliated companies:

---------------------------------------------------------------------------------------------------------------------------
                                                 SUNBASE ASIA, INC.
                                               Common Stock trades on
                                                       NASDAQ
                                                (Nevada Corporation)
---------------------------------------------------------------------------------------------------------------------------

                          100%                                                                  100%
                -------------------------------
                        CHINA BEARING
                       HOLDINGS LIMITED                                      ========================================
                  (Bermuda Holding Company)                                               SOUTHWEST
                -------------------------------                                            PRODUCTS
                         100%                                                              COMPANY
                --------------------------------                                    (California Corporation)
                      CHINA INTERNATIONAL
                    BEARING HOLDINGS LIMITED                                           OPERATING COMPANY
                   (Hong Kong Holding Company)                               ========================================
                ---------------------------------

                                                                                                28%(B)
             99%                              99.99%

---------------------------           ---------------------------                 ---------------------------
       HARBIN SUNBASE                      HARBIN XINHENGLI                            SHANGHAI SOUTHWEST
        DEVELOPMENT                          DEVELOPMENT                                BEARING COMPANY
      COMPANY LIMITED                      COMPANY LIMITED                                   LIMITED
    (PRC JV Holdings Co.)                (PRC JV Holding Co.)                         (PRC Joint Venture)
---------------------------           ---------------------------                 ---------------------------

             10%                              41.67%

==================================================================
                          HARBIN BEARING COMPANY, LTD                           (A) SUNBASE ASIA'S EFFECTIVE
(A)                        (PRC Joint Stock Company)                                OWNERSHIP IN HARBIN BEARING
                                                                                    IS 51.4%
                             OPERATING COMPANY
==================================================================
                                                                                (B) SOUTHWEST PRODUCTS WILL OWN
                                                                                    28% OF THIS JV UPON THE
                                                                                    COMPLETION OF THE TECHNOLOGY
                                                                                    TRANSFERS TRIGGERING THE FINAL
                                                                                    CAPITAL CONTRIBUTION BY
                                                                                    SOUTHWEST PRODUCTS TO THIS JV.

COMPETITION.

     Harbin Bearing's main competitors can be separated into three principal groups: (i) in China, two nationwide bearing manufacturers with wide product lines, (ii) in China, small bearing production facilities that compete on a local basis by manufacturing small-sized, commodity-type bearings; and (iii) non-Chinese bearing manufacturers. Competition is principally based upon pricing considerations.

CHINESE COMPETITION

     In China there are three national bearing manufacturers. In order of size, they are Wafangdian Bearing Factory, Harbin Bearing and Luoyang Bearing Factory. The balance of the PRC bearing industry is fragmented, comprised of a large number of smaller bearing companies (approximately 270) producing mostly lower grade bearings often on a local basis for use mostly as replacement bearings in the electrical appliance and agricultural equipment industries. According to a PRC bearing industry journal, local production is able to satisfy about 70 percent of domestic demand in terms of type of product and 90 percent in terms of quantity. As set forth in the PRC Bearing Industry Economic Annual report for the year ended December 31, 1995, Wafangdian Bearing Factory accounted for approximately 9.4% of the PRC bearing sales from manufacturers. Harbin Bearing and Luoyang Bearing Factory accounted for 9.3% and 6.8%, respectively. The combined bearing sales of the next largest three PRC bearing manufacturers accounted for only 8.7% of all PRC bearing sales from manufacturers.

     PRC bearing manufacturers are often unable to produce bearings of such a high precision, consistency and durability as those produced by the leading multinational manufacturers. Therefore, there is a surplus demand in China for certain higher grade bearings, specifically in the road transport and railway sectors. According to the China National Bearing Industry Association, the PRC imported about U.S.$170 million in bearings in 1995 in order to assist in satisfying the demand for higher grade bearings not generally available from within the PRC, an increase of over 200% from 1990. This has led the PRC authorities to encourage foreign investment in higher grade bearings and to more carefully review the approvals of foreign investment supporting the production of lower grade bearings.

     Bearings imported into the PRC are currently subjected to import tariffs ranging from 10% to 20%. If the PRC becomes a signatory of the World Trade Organization, the import tariff may be phased out, thus potentially increasing competition by foreign manufacturers.

     Bearing sales (domestic and export) have increased approximately four fold since 1985 to approximately U.S.$1.5 billion. The extent of the increase is principally attributable to the PRC's growing industrialization and the consequent increased requirements of industry sectors for bearing products. The potential for continued growth in the PRC bearing industry will be substantially dependent upon the performance of the PRC industrial sector and the economy in general.

COMPETITION IN INTERNATIONAL MARKETS

     Worldwide sales of bearings are estimated at $40-45 billion, with approximately 75% of the consumption within North America, Western Europe and
Japan.  The industry is extremely competitive.   Although Harbin Bearing's main
competitors are Eastern European manufacturers and manufacturers located in China, to a lesser extent, Harbin Bearing also competes with companies, such as Svenska Kugellager Fabriken (SKF), Fisher Aktien Gesellschast (FAG), New Technology Network (NTN), NSK, Timken, Torrington-Fafnir and Nippon Miniature Bearing (MINEBEA), who dominate this market. Management believes that with the assistance of Southwest Products in implementing U.S. manufacturing methods and quality control procedures and in developing new products, Harbin Bearing's general competitive position will be substantially improved. In addition, Harbin Bearing may be able to compete in market segments that demand products with higher precision levels and may more effectively penetrate those market segments that utilize commodity-type bearings.

HARBIN BEARING

     Harbin Bearing presently produces a wide range of rolling element bearings, ranging from 10 mm to 1,000 mm (internal diameter) including deep-groove ball bearings, cylindrical rolling bearings, angular-contact ball bearings and tapered rolling bearings, and has the capability of manufacturing more than 5,000 of the approximately 6,000 different specifications of bearings that are available in China today. Each of such bearings are manufactured in micro, small, medium and large sizes. In 1996, deep-groove bearings comprised approximately 70% of Harbin Bearing's sales in units. Harbin Bearing specializes in and is the largest manufacturer of precision bearings in China.

     Based upon increasing demand and profit opportunities, Harbin Bearing increased production of all sizes and grades of cylindrical rolling bearings and angular-contact ball bearings. In order to enhance profitability for deep-groove ball bearings, Harbin Bearing has shifted its production mix of such bearings by increasing its production of medium-sized deep groove ball bearings (especially in precision grades). The shift in production to medium and precision grade bearings has enabled Harbin Bearing to expand its customer base and meet the demand of many of its existing PRC customers for a full line of bearings.

     Harbin Bearing has recently expanded its product line to include self-aligning roller bearings. Self-aligning roller bearings are used predominantly in mining and extraction machinery.

Management believes that, based upon PRC government's policy of developing its mining and extraction industry, the demand for self-aligning roller bearings will likely remain strong in the near future.

     Harbin Bearing has also recently expanded its product line to include railway freight car bearings. Management believes that demand for railway freight car bearings is growing rapidly and that demand for such bearings will remain strong. Harbin Bearing has installed equipment that has enabled it to commence the production of railway freight car bearings and increase its production of railway passenger car bearings.

SALES AND MARKETING

     Currently the major end-users of Harbin Bearing's products are manufacturers of electrical machinery, machine tools, mining and extraction machinery, automobiles, motorcycles, household appliances and aircraft and aerospace equipment. In 1996, approximately 30% of Harbin Bearing's sales were to OEMs in the machinery, transportation and electrical equipment industries, representing, respectively, approximately 10%, 51% and 33% of its total sales to OEMs. The remaining 6% of sales were made to miscellaneous categories of OEM customers. Approximately 70% of Harbin Bearing's sales in 1996 were made to distributors. Sales to related parties accounted for RMB 232,338,000 or 25.9% in 1996, RMB 103,111,000 or 15.3% in 1995 and RMB 63,994,000 or 8.9% in 1994.
These related parties are owned by the Harbin Municipal Government.

     Harbin Bearing has 11 sales offices in major cities in China, including Beijing, Shanghai and Guangzhou. All sales are coordinated through Harbin Bearing's headquarters in Harbin, including sales to local distributors and transportation industries, overseas agents and domestic import and export companies. Harbin Bearing's sales force consists of 126 sales personnel and 220 support personnel who are responsible for product promotion, marketing, aftermarket services and technical support. Harbin Bearing sells its bearings in China and abroad under the "HRB" trademark.

     Harbin Bearing delivers its bearings by rail, truck, ocean freight and air freight. Deliveries by truck are increasing due to improved highway conditions. This substantially shortens delivery time over delivery by rail. Harbin Bearing leases trucks from Harbin Precision Machinery Manufacturing Company, which are used mostly for short-haul deliveries. See ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Management believes that one of Sunbase Asia's major tasks in 1997 is to increase the exposure of products manufactured by Harbin Bearing to the world-wide bearing market. With the addition of Southwest Products and initiation of the Harbin Engineering Program (See"

Manufacturing/Engineering/ New Product Development"), management believes that potential mid- and high-priced bearing end-users will more likely consider the Harbin Bearing product line.

     The target customers for Harbin Bearing in the U.S. are automotive and aerospace OEMs. These customers purchase a higher-quality and, consequently, a
higher-priced product.   Additionally, these customers expend a great deal of
capital to qualify a source of supply. Because of this, the major automotive and aerospace OEM customers are looking for stable, committed suppliers for their long-term needs, rather than just the cheapest supplier. Accordingly, it is difficult for the smaller manufacturers to compete in this arena.

     Harbin Bearing has received interest from U.S. automotive OEMs due to its pledge to the automotive OEMs that Southwest Products will monitor the quality of Harbin Bearing's products and oversee the implementation of ISO 9000 and QS 9000 at Harbin Bearing (General Motors has already placed an order for prototype products with Harbin Bearing). Management believes that if the prototype bearing is approved, the Company should become a qualified supplier to General Motors.

     Currently, Harbin Bearing is not qualified to U.S. Aerospace standards but is taking the necessary steps through the implementation of the Harbin Engineering Program. Aerospace OEMs have expressed a willingness to test and qualify Harbin Bearing products for aerospace end-use (Harbin Bearing has received a request for quotation from the Boeing Commercial Airplane Company). The aerospace qualifications have several benefits in terms of the Harbin Bearing product line. First, they open up Harbin Bearing to the world-wide aerospace market. Secondly, management believes once Harbin Bearing is qualified to aerospace standards, non-aerospace commercial end-users will have a significantly higher comfort level in terms of the quality of the Harbin Bearing product. Management believes this will give the Harbin Bearing products a substantial edge over competing Chinese commercial bearing manufacturers. It will also take Harbin Bearing out of the general group of second and third tier standard commercial manufacturers, which is a more price sensitive arena.

MANUFACTURING/ENGINEERING/NEW PRODUCT DEVELOPMENT

     In order to penetrate the U.S. aerospace and automotive markets, Harbin Bearing has made the commitment that it can consistently manufacture products with the quality required by these OEMs. For the aerospace and automotive industries this involves manufacturing prototype products that meet the OEM testing criteria and having in place a plan to implement ISO 9000, QS 9000, the automotive quality standard, MIL-I-45208A and D1-9000, the Boeing aerospace standard, at the Harbin Bearing facility.

     Harbin Bearing is currently implementing system improvements to be completed gradually throughout the next two to three years. With the assistance of U.S. engineers based full-time in Harbin, Harbin Bearing is adopting Western methodology in the areas of quality control, production and inventory control, manufacturing engineering and planning and tooling design. Through these improvements, Harbin Bearing is implementing systems that, management believes, will enable the facilities and end-product to qualify to the most rigorous quality standards in the bearing industry.

     If the Harbin Engineering Program is successful, Harbin Bearing will be the only Chinese bearing company qualified to manufacture aerospace bearings for the international market and the only Chinese bearing company to be qualified to QS 9000 and ISO 9000. Management believes this will put Harbin Bearing at a distinct advantage over its Chinese competitors in terms of offset programs that are currently in place in the aerospace industry and that are being implemented in the automotive industry in China. At present, the Boeing Commercial Airplane Group, McDonnell Douglas Corporation and Airbus Industries have "offset" agreements with the PRC under which these OEMs have committed to purchase equipment and parts from Chinese producers for use on commercial aircraft as an "offset" to China's substantial purchase of jet aircraft. In this regard, both the aerospace and automotive OEMs in the U.S. are seeking Chinese suppliers that will allow the OEMs stable committed suppliers for their long-term needs, rather than just the cheapest supplier. However, even with the desire of these OEMs to have Chinese suppliers, the OEMs will still limit the number of approved Chinese suppliers. These OEMs will be requesting a schedule of implementation of quality procedures, and once those procedures are implemented, an accurate monitoring of procedures. Should the Company succeed in obtaining qualification, management believes there will be a substantial market for both the automotive and aerospace product lines of Harbin Bearing.

RAW MATERIAL

     The principal raw materials used by Harbin Bearing to manufacture bearings are carbon steel and stainless rod, wire and tubing. These materials are specialized alloys designed for hardness, durability and resistance to rust. A small amount of copper and aluminum tubing and rods are also used to produce seals, cages and other ancillary bearing components. Harbin Bearing sources most of its bearing steel directly from four domestic mills located in the Heilongjiang Province, Liaoning Province and Shanghai. Harbin Bearing imported less that 1% of its raw material in 1996.

     In January 1993, the Chinese government lifted price controls on steel products. The price of bearing steel in China is now approximately the same as the international price of bearing steel and has remained at approximately U.S. $660.00 per ton since the end of 1993. Harbin Bearing believes that its sources of bearing steel are stable and, consistent with industry practice in China, has not entered into any long-term supply contracts for bearing steel. Harbin Bearing generally maintains a raw material inventory sufficient for approximately one-and-a half months of production. Railroad tracks leading directly to two of Harbin Bearing's raw material warehouses are used exclusively to transport raw materials, such as bearing steel, to Harbin Bearing.

     In the future, Harbin Bearing intends to purchase bearing steel from South Korea and other countries. South Korean steel is price-competitive and is of much higher quality than most Chinese steel. Accordingly, the use of South Korean steel will improve the quality of Harbin Bearing's products while reducing the amount of products that are scrapped due to the use of lower-quality steel.

WORKFORCE

     As of January, 1997, Harbin Bearing employed approximately 12,500 full-time personnel in the following areas: executive and administrative (650), sales and service (500), manufacturing and production (11,050), and research and development (300). Management believes that, in general, its employee relations are good.

     Harbin has revised its compensation system to provide incentives to employees by linking productivity with compensation. Part of the revised compensation system was instituted in May 1994, and governs wages of production employees. Depending on actual productivity, which is determined according to unit output and standard labor hours, a production employee may be paid more or less than the average wage. Harbin Bearing has also revised its compensation system with respect to its sales personnel. Harbin sets a monthly sales target for each sales office and each salesman. If the target is reached, the sales personnel will receive a bonus in addition to basic wages and allowances. In 1996, the total labor cost of Harbin Bearing was approximately 16% of total production costs.

     The Harbin Municipal Government promulgated regulations that were effective January 1994, which provide for the establishment of a pension fund program to which both employer and employee must contribute. In the second half of 1996, Harbin Bearing was required to contribute a monthly amount equivalent to 22% (revised from 20%) of its employee's aggregate monthly income, and each employee is required to contribute a monthly amount that is equivalent to 3% of such employees monthly income.

     All of the employees of Harbin Bearing are members of a trade union. To date, Harbin Bearing has not been subject to any strikes or other significant labor disputes and is not a party to any collective bargaining agreements.

     Harbin Bearing presently recruits graduates of the Harbin Bearing Technical Institute and universities all over China and provides ongoing training for its management and production employees in the form of series training seminars.

SOUTHWEST PRODUCTS COMPANY

     Southwest Products, which has operated continuously since 1945, is located in a 5,110 square meter facility in Irwindale, California. Southwest Products designs, engineers and manufactures custom, spherical bearing products, such as high-precision spherical bearings, rod-end bearings, bushings and push-pull controls, for aerospace, aviation, military and high tech commercial applications. Southwest Products employs 60 full-time personnel in the following areas: executive and administrative (5); sales and service (6); manufacturing (36) and engineering, research and development (13). The average length of employee tenure at Southwest Products is in excess of eight years.

     Southwest Products specializes in the design and manufacture of spherical bearings for use in extremely demanding and flight-critical applications. Such bearings must meet unique load and tolerance requirements and are known as "Specials." Southwest Products produces small orders of custom bearings, the sales price of which typically includes the cost of product design, engineering and development. Southwest Products is respected worldwide for its ability to engineer and produce precision bearings, which are used in the Space Shuttle, commercial jet aircraft (Boeing and McDonnell Douglas), military aircraft (including the B-2 Stealth Bomber, F-117 Stealthfighter, F-15, F-16, F-18 and C-
17), submarines (Los Angeles Class, Seawolf and Centurion), and nuclear power plants. Southwest Products' bearings are used by Northrop Grumman, Lockheed Martin, NASA, all U.S. military services, Mitsubishi Heavy Industries, Korea Heavy Industries (Hanjun), Fluor Daniel, General Electric, Westinghouse, General Dynamics, Textron Marine, Ingalls Shipbuilding and Newport News Shipbuilding. Southwest Products' bearings have been used by NASA in all manned space programs since the launch of Mercury and are used in most NASA orbiters, including Viking, Magellan and Galileo.

SALES AND MARKETING

     Growth by Southwest Products is expected to come in two areas: sales of products for which Southwest Products is already qualified and in sales of new products for which Southwest Products must obtain qualification.

     Southwest Products presently has the most rapid delivery turnaround in the bearing industry, some six weeks shorter than the nearest competition and fourteen weeks shorter than the industry average. At present, the commercial aerospace industry is experiencing growth. Due to this growth and the downsizing that has occurred at many bearing manufacturers during the past few years, many spherical bearing manufacturers are unable to deliver products to the OEMs within acceptable time frames. Southwest Products has taken advantage of its position as the leader in terms of quick delivery with continuous expedite fees for accelerated deliveries and will expand on this advantage in contacting customers and keeping them appraised of its manufacturing capabilities and short lead-times.

     The second area for growth for Southwest Products is the development of new products. Southwest Products has several programs in the development stages that, if proven successful, could substantially increase the volume of business for the Company. The largest potential new product is a machinable, moldable self-lubricating liner system that is able to be qualified to Mil-B-81820. At present, Kamatics Corporation is the only company that is qualified to manufacture this type of liner system. Management believes that the sales volume for this product is likely to increase substantially over the next ten years since most aerospace OEMs are now demanding this type of liner for many applications where a cloth liner was previously used.

     In addition to the above liner development, Southwest Products is currently producing prototype bearings that will be used in the main landing gear of the U.S. Air Force C-5A and C-5B programs; bearings that will be used by Boeing on the outboard engines on the 747-400 program; and bearings that will be used by Lockheed Martin in the Manned Space program, among other programs.

SOUTHWEST PRODUCTS PROPRIETARY TECHNOLOGY

     Southwest Products manufactures both metal-on-metal bearings and self-lubricating bearings, based on Southwest Products' design and OEM specifications. Self-lubricating bearings are lined with either Dyflon or Kentlon, which are both proprietary liner systems of Southwest Products. Kentlon is qualified by the U.S. Navy to Mil-B-81820, Mil-B-81934 and Mil-B-81935. It is used in military aircraft, tanks, ground support equipment, commercial aircraft, space vehicles, launch and payload systems and in the oil refinery, automotive and heavy manufacturing industries. Dyflon is one of only two liner systems that is moldable and machineable that also performs successfully when fully submersed in water. Accordingly, in addition to the uses described above for Kentlon, Dyflon-lined parts are used in submarines, surface ships and nuclear power plants.

     Although Southwest Products has federally registered its trademarks "Dyflon" and "Kentlon", Southwest Products has chosen not to patent its various technologies because the specific formula and methods for manufacturing Dyflon and Kentlon would then become a matter of public record.

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

     In late 1992, Southwest Products and HXBC signed a Technology Transfer Agreement pursuant to which Southwest Products licenses technology to the Shanghai Joint Venture and manages the Shanghai Joint Venture's manufacturing activities. Because the types of bearings covered by the Technology Transfer Agreement are restricted commodities covered by the U.S. Export Administration Regulations Commerce Control List, the transfer of technology relating to such bearings was subject to Southwest Products receiving from the U.S. Department of Commerce a Validated Export License ("License"), which permits the technology to be transferred by Southwest Products to the PRC. The License was issued in February 1994 after being reviewed and approved by the U.S. Department of Defense. To management's knowledge, Southwest Products is the only company in the U.S. to possess such a license for this type of bearing technology. The license has recently expired but management believes the renewal of the license should not be a problem.

     Immediately following the issuance of the License, Southwest Products and HXBC entered into a Joint Venture Agreement, thereby forming the Shanghai Southwest Bearing Company, Ltd. Joint Venture, the main objective of which is to manufacture standard spherical bearings primarily for sale outside the PRC. The qualification of the Shanghai Joint Venture bearing prototypes by the U.S. Navy to the Navy's Mil-B-81820, Mil-B-81934, and Mil-B-81935 standards will enable the Shanghai Joint Venture to sell such bearings to substantially all international users of such bearings. The worldwide annual market for bearings employing Mil-B-81820 qualified liners is in excess of $400,000,000. The qualification process for these bearing prototypes have been delayed as a result of ongoing consultation with the Joint Venture partner and the consideration of moving the production to the superior machinery and engineering facilities in the Company's Harbin Bearing plants. It is expected that production can commence in the Summer of 1998.

     At present, the Boeing Commercial Airplane Group, McDonnell Douglas Corporation and Airbus Industries have "offset" agreements with the PRC under which these OEMs have committed to purchase equipment and parts from Chinese producers for use on commercial aircraft as an "offset" to China's substantial purchase of jet aircraft. Due to shortages of high-quality Chinese-made aircraft parts, these OEMs have not been able to purchase a sufficient volume of products from China at competitive prices to satisfy their purchase requirements under these offset programs. Although the Shanghai Joint Venture cannot sell its products to these OEMs until the product prototypes have been qualified by the U.S. Navy, management and Boeing and McDonnell Douglas have engaged in preliminary discussions regarding purchase of the Shanghai Joint Venture's products which, management believes, will likely lead to sales of such products to these OEMs.

OPERATING IN CHINA

     Because the production operations of the Company are based to a substantial extent in China, the Company is subject to rules and restrictions governing China's legal and economic system as well as general economic and political conditions in the country. These include the following:

POLITICAL AND ECONOMIC MATTERS. Under its current leadership, the Chinese government has been pursuing economic reform policies, which include the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, or that such policies will be successful if pursued. Changes in policies made by the Chinese government may result in new laws, regulations, or the interpretation thereof, confiscatory taxation, restrictions on imports, currency devaluation or the expropriation of private enterprises which may, in turn, adversely affect the Company. Furthermore, business operations in China can become subject to the risk of nationalization, which could result in the total loss of investment in China. Finally, economic development may be limited by the imposition of austerity measures intended to reduce inflation, the inadequate development of an infrastructure and the potential unavailability of adequate power and water, transportation, communication networks, raw material and parts.

LEGAL SYSTEM. The PRC's legal system is a civil law system based on written statutes. Unlike the common law system in the U.S., decided legal cases in the PRC have little value as precedents. Furthermore, the PRC does not have a well-developed body of laws governing foreign investment enterprises. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and modification, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to such new forms of enterprise, foreign investors may be adversely affected by new laws, changes in existing laws (or interpretation thereof) and the preemption of provincial or local laws by national laws. Some of the Company's operations in China are subject to administrative review and approval by various national and local agencies of the PRC government. Although management believes that the Company's operations are currently in compliance with applicable administrative requirements, there is no assurance that administrative approvals, when necessary or advisable, will be forthcoming. In addition, although China has promulgated an administrative law permitting appeal to the courts with respect to certain administrative actions, this law appears largely untested in the context of administrative approvals.

INFLATION/ECONOMIC POLICIES. In recent years, the Chinese economy had experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and contain inflation. In 1995, China's overall inflation rate was estimated to be 14.8%, compared to 21.4% in 1994 and 13.2% in 1993. However, after the implementation of strict monetary policies, the inflation rate was 6.1% in 1996. High inflation has in the past and may in the future cause the PRC government to impose controls on prices, or to take other action which could inhibit economic activity in China, which in turn could affect demand for the Company's products. The Company carefully monitors the effects of inflation on its performance in China, and Harbin Bearing is usually able to increase its selling prices to shift a portion of its inflated costs to its customers. The price of bearing steel, the major raw material used by Harbin Bearing, remained fairly stable during 1994, 1995 and 1996 and the only major impact of inflation on Harbin Bearing's costs was on the cost of labor (due to the rising level of compensation of Harbin Bearing's employees). Due to economies of scale and improved control of Harbin Bearing's production costs, management believes that an increased inflation rate would have a favorable impact on its market position, as smaller bearing manufacturers in China would have greater difficulties in dealing with the effect's of increasing inflation.

FOREIGN CURRENCY EXCHANGE. The Renminbi ("RMB"), the currency of China, is not a freely convertible currency. Both conversion of RMB into foreign currencies and the remittance of RMB abroad are subject to PRC government approval. The Company earns the majority of its revenue, and incurs the majority of its costs, in RMB. Prior to January 1, 1994, RMB that were earned within the PRC were not freely convertible into foreign currencies except with government permission, at rates determined in place at swap centers, where the exchange rates often differed substantially from the official rates quoted by the People's Bank of China (the "PBOC"). On January 1, 1994, the official exchange rate was abolished pursuant to a Notice (the "PBOC Notice") of the PBOC and a new managed floating rate system was implemented. This new rate system effectively replaced the dual exchange rate system with a unitary exchange rate system. All future foreign currency exchange transactions are to be conducted through a unified interbank foreign exchange trading market based upon rates set by the PBOC. According to the PBOC Notice, enterprises operating in the PRC may no longer sell their products in the PRC for foreign currency; all sales of goods and services in the PRC must now be priced and paid for in RMB. Domestic enterprises are required to sell all of their foreign exchange revenues to the authorized foreign exchange banks in the PRC and may obtain foreign currency for expenditures only upon SAEC approval. However, Sino-foreign equity joint ventures, as foreign investment enterprises, are not required to sell their foreign exchange revenue to banks. Although the China Foreign

Exchange Center and the new rate system were fully established as of April 1994, the swap centers have remained in existence as of today.

VOLATILITY OF EXCHANGE RATES. The January 1994 establishment of the unitary exchange rate system produced a significant devaluation of the RMB, resulting in the U.S. Dollar-RMB exchange rate increasing from $1.00 to RMB 5.7 to approximately $1.00 to RMB 8.7. The U.S. Dollar-RMB exchange rate has been relatively stable since January 1, 1994 and the exchange rate quoted by the PBOC on December 31, 1996 was $1.00 to RMB 8.3. However, the U.S. Dollar-RMB exchange rate may vary in the future and, as in 1993, the U.S. Dollar-RMB exchange rate could become volatile. Any devaluation of the RMB against the U.S. Dollar will have an adverse effect on the U.S. Dollar equivalent of the Company's net income and will increase the effective cost of any foreign currency expenses and liabilities, including any distribution to the shareholders of the Company, which are to be made in U.S. Dollars. Currently, the Company is unable to hedge its U.S. Dollar-RMB exchange rate exposure in China because nether the PBOC nor any other financial institution authorized to engage in foreign currency transactions offers forward exchange contracts with respect to the RMB.

ORGANIZATION OF THE COMPANY

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

     As part of the Restructuring, Sunbase International (Holdings) Ltd. ("Sunbase International"), a Hong Kong corporation, through a series of affiliated entities, acquired an effective ownership interest in Harbin Bearing of 51.4%. Substantially all of the remaining interests in Harbin Bearing were and continue to be owned by the employees of Harbin Bearing (approximately 15%) and Harbin Holdings. After the acquisition of the controlling interest in Harbin Bearing, Sunbase International implemented various programs to strengthen the business and operations of Harbin Bearing. These programs resulted in a shift in product mix to larger, higher margin bearings which, in turn, increased profitability. The work force was reduced by approximately 25% with minimal negative effects on production. Incentive-based pay programs and western-style accounting and reporting systems were implemented to further strengthen and improve Harbin Bearing's business and operations.

     In December 1994, pursuant to a share exchange agreement, the Company (which was then called Pan American Industries, Inc.) acquired a 51.4% effective interest in Harbin Bearing by issuing to Asean Capital Limited ("Asean Capital") newly issued shares representing a controlling interest in the Company. All of the outstanding capital stock of Asean Capital is currently owned by Sunbase International. See ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 2.   PROPERTIES

HARBIN BEARING

     Harbin Bearing operates twelve finished product plants and thirteen auxiliary plants. With the exception of a finished product plant in Wucangzian, all of the Company's plants are located in four plant compounds in Harbin. Harbin Bearing is relocating the Wucangzian finished product plant, now located approximately 260 kilometers from the main site, to a new facility currently under construction approximately 17 kilometers from the main site. The Company believes the costs associated with the relocation to be approximately RMB 27 million.

     The Harbin branch of the Office of the State Asset Administration Bureau has granted Harbin Holdings the right to use the properties housing Harbin Bearing's production and other facilities, which include the Wucangzian finished product plant and the four plant compounds. The site is approximately 540,000 square meters of which production facilities occupy approximately 290,000 square meters. Harbin Holdings has entered into a lease agreement with the Company for use of its buildings for five years. See ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

SOUTHWEST PRODUCTS

     Southwest Products leases a 5,110 square meter facility in Irwindale, California on a month to month basis at a monthly rent of $14,000.

ITEM 3.   LEGAL PROCEEDINGS

     The Company's subsidiary, Southwest Products, is a defendant in a lawsuit with an employee. Southwest Products' management believes the lawsuit has no merit and is vigorously defending the suit. However, even if the plaintiff is successful in the lawsuit, Southwest Products' management does not believe any recovery would be material to the Company. With the exception of this action, neither the Company, nor any of its property is subject to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters, which are described in greater detail in the Company's proxy statement, were submitted to a vote of the Company's security holders (shareholder's of record of the Company's voting stock at the close of business on November 1, 1996) at the Company's annual meeting held on December 20, 1996:

     a) To elect a board of seven directors to serve until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified;

     b)   To approve the 1995 Stock Option Plan; and

     c)   To approve amendments to the Company's Bylaws;

     The following are the results of votes cast as reported at the Company's annual meeting on December 20, 1996.

Proposal #1    Election of Directors        For            Abstained
-----------    ---------------------        ---            ---------

               Gunter Gao                   28,226,050       1,338
               Billy Kan                    28,226,053       1,335
               William McKay                28,225,775       1,613
               (Roger) Li Yuen Fai          28,225,818       1,570
               (Franco) Ho Cho Hing         28,226,045       1,343
               Philip Yuen                  28,226,052       1,336
               George Raffini               28,226,010       1,378

Proposal #2    To approve the 1995 Stock Option Plan.
-----------

                                            For            Against   Abstained
                                            ---            -------   ---------
                                            28,161,035      63,929     2,424

Proposal #3    To approve amendments to the Company's Bylaws.
-----------

                                            For            Against   Abstained
                                            ---            -------   ---------
                                            28,161,035      60,414     2,293

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

          Fiscal 1995                            High      Low
          -----------                            -----     ---

          Quarter Ended March 31, 1995           3         2
          Quarter Ended June 30, 1995            5 1/2     2
          Quarter Ended September 30, 1995       5 1/4     2
          Quarter Ended December 31, 1995        6         4 1/2

          Fiscal 1996                            High      Low
          -----------                            ----      ---

          Quarter Ended March 31, 1996           7 7/8     6 1/32
          Quarter Ended June 30, 1996            8         6 1/2
          Quarter Ended September 30, 1996       7 3/4     6 1/8
          Quarter Ended December 31, 1996        8         4 3/4

     The approximate number of security holders of record of the Common Stock at December 20, 1996 was 2,634.

     The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. Pursuant to the Convertible Debenture Agreement, no dividend payments can be made on a share of Common Stock that is greater than 20% of the Company's audited earnings per share (excluding any extraordinary item). It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend upon, among other things, future cash flow and requirements for capital improvements.

     Applicable Chinese laws and regulations provide that a joint stock company (such as Harbin Bearing) cannot distribute its after-tax earnings and profits made in a fiscal year unless the losses of the previous years have been made up and certain funds retained. A joint stock company is required by applicable Company law to reserve 10% of its after-tax earnings and profits as the mandatory retained fund and 5% of its after-tax earnings and profits as the public welfare fund. The joint stock company does not have to reserve for the mandatory retained fund if the amount of such fund has reached 50% of the company's registered capital. For 1996, Harbin Bearing contributed 10% and 5%, respectively, of after-tax profits as determined under Chinese accounting
principles for such purposes.   Distribution of dividends by Harbin Bearing to
its shareholders are required to be in proportion to each shareholder's percentage interest in Harbin Bearing. In addition, distribution of dividends by Harbin Bearing will be paid to its shareholders of record, which include the joint venture partners. Applicable Chinese laws and regulations required that, before a Sino-foreign equity joint venture (such as the joint venture partners) distributes dividends, it must: (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations of capital to its official surplus accumulation fund and public welfare fund. The Company indirectly owns 99% and 99.9% of the two joint venture partners and, therefore, approximately 1.1% of distributions received by such partners will be paid to the Chinese parties of these joint ventures.

ITEM 6.   SELECTED FINANCIAL DATA


     The following selected financial data (expressed in thousands) have been derived from the audited financial statements of the Company for the years ended December 31, 1994, 1995 and 1996. All U.S. dollar amounts have been converted from Renminbi based on the exchange rate on December 31, 1996 of U.S. $1.00 to each RMB 8.3 as quoted at the People's Bank of China.

OPERATING DATA

                                           1994          1995           1996           1996
                                           RMB           RMB            RMB            US$
Net sales                                719,842        672,359        896,799       108,048
Cost of sales                           (441,854)      (381,377)      (548,333)      (66,064)
Gross profit                             277,988        290,982        348,466        41,984
Selling, general and
 administrative expense                  (95,218)      (113,002)      (126,265)      (15,213)
Interest expense, net                    (42,721)       (48,446)       (57,173)       (6,888)
Reorganization expense                    (7,307)             -              -             -
Other income                                   -              -         16,640         2,005
Income before income taxes               132,742        129,534        181,668        21,888
Provision for income taxes               (22,687)       (20,472)       (27,792)       (3,349)
Income before minority interests         110,055        109,062        153,876        18,539
Minority interests                       (58,447)       (54,967)       (77,342)       (9,318)
Net income                                51,608         54,095         76,534         9,221
BALANCE SHEET                              1994          1995           1996           1996
                                           RMB           RMB            RMB            US$
Current assets                           893,994      1,032,600      1,181,609       142,362
Working capital                          247,990        306,288        404,618        48,749
Long-term debt                           235,656        218,383        231,824        27,931
Minority interests                       288,175        343,142        420,484        50,661
Shareholder's equity                     248,182        330,565        443,184        53,395
Total assets                           1,418,017      1,618,402      1,872,483       225,600

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership in Harbin Bearing. Harbin Bearing manufactures a wide variety of bearings in China for use in commercial, industrial and aerospace applications that are sold primarily in China and certain western countries, including the U.S. On January 16, 1996 (effective December 29,
1995), the Company acquired Southwest Products, which manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries. The acquisition of Southwest Products has been accounted for under the purchase method of accounting. The results of Southwest Products have been included in the Company's consolidated results of operations commencing January 1, 1996.

     Unless specifically stated in this ITEM 7, all RMB and U.S. Dollar amounts except per share information are in the thousands (RMB '000).

     In 1996, management established the following priorities:

          a. To penetrate the aerospace and automotive industries and qualify to the most rigorous quality standards in the bearing industry (including ISO 9000, QS 9000, Mil-I-45208A and D1-9000), through system improvements to be implemented gradually over the next two to three years. With the assistance of U.S. engineers based full-time in Harbin, the Company is adopting new, Western methodology in the areas of quality control, production and inventory control, manufacturing engineering and planning and tooling design.

          b. To increase export sales of Harbin Bearing's products in the U.S., by using Southwest Products' distribution network and by changing its export product mix to meet demands of the international market place. The target customers for Harbin Bearing in the U.S. are automotive and aerospace OEMs, customers who purchase a higher-quality and, consequently, a higher-priced product and who expend a great deal of capital to qualify a source of supply.

          c. To complete the commercial arrangement with the partner of the Shanghai Joint Venture in order to commence the manufacturing of standard spherical bearings primarily for sale outside the PRC particularly targeting those customers with "offset" commitments to purchase made-in China parts (including Boeing, McDonnell Douglas and others).

     The following unaudited pro forma information for the years ended December 31, 1995 and 1994 are prepared on the basis as if the acquisition of Southwest Products and China Bearing by the Company had occurred prior to January 1, 1994. The unaudited pro forma information for the year ended December 31, 1994 is presented after taking into account the effect of the following pro forma adjustments in respect of the acquisition of China Bearing and Southwest Products by the Company:

          a. Interest expense in respect of the U.S. $5 million secured promissory note issued pursuant to the Restructuring of the Company for the acquisition of China Bearing;

          b. Reversal of the reorganization expenses incurred for the aforesaid Restructuring as if the reorganization were completed prior to January 1, 1994; and

          c. Amortization of goodwill and the effect of the increment of fair values on assets arising from the acquisition of Southwest Products.

     The following pro forma financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would have actually occurred had the acquisitions and the reorganization been in effect on January 1, 1994 or which may occur in the future.

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

RESULTS OF OPERATIONS

RESULTS FOR 1996 COMPARED TO 1995

                                              Year ended          Year ended
                                            December 31,        December 31,
                                                    1996                1995
                                                     RMB                 RMB
                                            ------------       -------------
Net sales                                     896,799             672,359
Cost of sales                                (548,333)           (381,377)
                                             --------            --------

Gross profit                                  348,466             290,982

Gross profit percentage                          38.9%               43.3%

Selling expenses                              (25,412)            (18,942)
General and administrative expenses          (100,853)            (94,060)
Interest expense                              (57,173)            (48,446)
Other income                                   16,640                   -
                                             --------            --------

Income before income taxes                    181,668             129,534
Provision for income taxes                    (27,792)            (20,472)
                                             --------            --------

Income before minority interests              153,876             109,062
Minority interests                            (77,342)            (54,967)
                                             --------            --------

Net income                                     76,534              54,095
                                             ========            ========

NET SALES

     Sales (including RMB 35,640 from Southwest Products) for the year ended December 31, 1996 increased by RMB 224,440 or 33.4% as compared to the year ended December 31, 1995. Excluding the Southwest Products operations, sales increased by RMB 188,800 or 28.1% for the year ended December 31, 1996 as compared to 6.6% decrease for the year ended December 31, 1995. The increase was due to:

          a. An increase in the domestic (Chinese) demand for bearings primarily in the automobile, motorcycle and machine-tooling industries. The Company continued its efforts to shift its product mix from small and medium sized bearings to higher margin medium and large sized bearings. This change has improved operational efficiency and established tighter credit control.

          b. A large sales order that was entered into with a major distributor in 1995, which is also a related party beneficially owned by the Harbin Municipal Government, was delivered in 1996 and therefore accounted for as a sale in 1996.

COST OF SALES/GROSS PROFIT

     Cost of sales (including RMB 26,529 from Southwest Products) for the year ended December 31, 1996 increased to RMB 548,333 as compared to RMB 381,377 for the year ended December 31, 1995.

     Gross profit increased by RMB 57,484 or 19.8% in 1996 compared to 1995.
The increase in gross profit was attributable to the increase in sales. Gross profit as a percentage of revenue decreased from 43.3% in 1995 to 38.9% in 1996. The gross profit margin for 1995 was reported as 43.3% but would have been only 39.2% of revenue had there not been certain year end adjustments principally relating to the reversal of the inventory provision for obsolete inventories sold in 1995.

SELLING EXPENSES

     Selling expenses (including RMB 4,855 from Southwest Products) for the year ended December 31, 1996 increased by RMB 6,470 or 34.2% to RMB 25,412 as compared to RMB 18,942 for the year ended December 31, 1995. The increase in selling expenses was primarily attributable to the inclusion of Southwest Products selling expenses in 1996 and the increase in royalty costs and government taxes in China as a result of the increase in sales. Selling expenses as a percentage of revenue remained constant at a rate of 2.8%.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative expenses (including RMB 10,490 from Southwest Products) increased by RMB 6,793 or 7.2% in 1996 as compared to 1995. General and Administrative expenses as a percentage of revenues decreased from 14% to 11.2%. The increase in General and Administrative expenses was mainly attributable to:

          a. The addition of Southwest Products general and administrative expenses of RMB 10,490 in 1996.

          b. An increase in the management fee of RMB 1,888 payable to Harbin Bearing Holdings Company as a result of a 10% inflation adjustment.

          c. A decrease in compensation expense relating to the voluntary early retirement program at Harbin Bearing of RMB 5,173 (RMB 6,133 in 1995 to RMB 960 in 1996).

INTEREST EXPENSE

     Interest expense (including RMB 3,039 from Southwest Products) for the year ended December 31, 1996 increased by RMB 8,727 or 18% as compared to 1995. The increase in interest expense was attributable to the inclusion of Southwest Products interest expense in 1996, the increase in the principal amount of bank loans during 1996 as compared to 1995 and the inclusion of RMB 4,078 of Convertible Debenture interest calculated at the rate of 12% per annum since August 23, 1996.

OTHER INCOME

     This represents a gain on the sale of a short term investment in a subsidiary by China Bearing to a third party, which amounted to RMB 16.6 million. The only asset of the subsidiary was a residential property in Hong Kong, which was purchased during the year.

NET INCOME

     As a result of the aforementioned factors, including the consolidation of Southwest Products operations effective January 1, 1996, net income increased by RMB 22,439 or 41.5% to RMB 76,534 for the year ended December 31, 1996 as compared to RMB 54,095 for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     The Company's operations generated cash resources of RMB 40,730 in 1996 as compared to RMB 42,377 used in operating activities in 1995. The increase in cash generated in operating activities was mainly due to better control in inventory management and the level of accounts receivable being under control by management. The Company continues to strengthen the enforcement of credit controls and the acceleration of cash collections.

     The Company utilized cash in operating activities of RMB 42,377 in 1995 as compared to RMB 86,312 used in operating activities in 1994. The decrease in cash used in operating activities was mainly due to net improvements in cash settlements from accounts receivable.

     As of December 31, 1996, the Company's working capital had increased to RMB 404,618 as compared to RMB 306,288 at December 31, 1995. Working capital at December 31, 1994 was RMB 247,900. The Company's current ratio was 1.52:1 as of December 31, 1996, 1.42:1 at December 31, 1995 and 1.38:1 at December 31, 1994.

INVESTING ACTIVITIES

     Capital expenditures for 1996 of RMB 167,430 consisted of costs relating to the construction of new plant and machinery and renovating existing facilities and equipment. They were financed primarily by internally generated funds, short-term and long-term bank loans.

     As of December 31, 1996, the Company had outstanding capital expenditure commitments of RMB 32,448 (December 31, 1995, RMB 46,027; December 31, 1994, RMB 91,500). These capital commitments are expected to be funded through 1997.

FINANCING ACTIVITIES

     The Company has historically relied on both short-term and long-term bank loans from Chinese banks to support its operating and capital requirements. Short-term bank loans, which have terms ranging from three months to six months, are utilized to finance both operating and capital requirements and are reviewed on a revolving basis. Long-term bank loans are utilized to fund capital expansion projects. During the year 1996, the net increase in bank loans (after deducting repayments) was RMB 105,005, which was utilized to fund the repayment of other loans of RMB 33,810, operations and a portion of capital expenditures. The Company believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions.

     In order to finance the Company's continuing operating and capital requirements, the Company evaluated both debt and equity financing opportunities. During June 1996, the Company sold 1,000,000 shares of common stock at U.S. $5.00 per share, generating net proceeds of U.S. $4,347 (RMB 36,085).

     Pursuant to a Subscription Agreement dated August 2, 1996, (the "Subscription Agreement"), among China Bearing, Asean Capital Limited, China International Bearing Holdings Limited, the Company and Southwest Products (collectively, the "Sunbase Group"); Glory Mansion Limited, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and China Investissement 2000 (collectively the "Investors"), on August 23, 1996, China Bearing issued an aggregate of U.S. $11,500,000 principal amount of Convertible Debentures (the

"Convertible Debentures") to the Investors. Unless the Convertible Debentures have been converted, the Convertible Debentures are due and payable in August, 1999 (the "Maturity Date"). The Convertible Debentures bear interest at the higher rate of (i) 5% annum (net of withholding tax, if applicable) and (ii) the percentage of the dividend yield calculated by reference to dividing the annual dividend declared per share of Common Stock of the Company by the Conversion Price (as herein defined). Interest is payable quarterly.

     The Investors have the right to convert at any time the whole or any part of the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") is initially U.S. $5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price, (f) issuance of shares at a price per share which is less than the lower of the then market price or the Conversion Price and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ending December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such period.

     The Convertible Debentures are required to be redeemed on the Maturity Date at its principal amount outstanding together with any accrued but unpaid interest together with an amount that would enable the Investors to yield an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Convertible Debentures occurs, the Convertible Debentures are automatically due and payable at the principal amount outstanding together with the accrued interest and an amount that would enable the Investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default include breach of covenants after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money; bankruptcy, insolvency or unsatisfied judgments; failure to achieve earnings per common share of at least U.S. $0.55 for fiscal years commencing January 1, 1996; and accounts receivable reaching a certain level in relationship to net sales.

     As a result of the foregoing, although the Convertible Debentures bear interest at the rate of 5% per annum, interest is accrued at the rate of 12% per annum.

     The obligations of China Bearing under the Convertible Debentures are guaranteed by the other members of the Sunbase Group.

     A promissory note for U.S. $5,012 (RMB 41,600) (the "Note") was issued to Asean

Capital Limited ("Asean") in connection with the Share Exchange Agreement (See
ITEM 1. "ORGANIZATION OF COMPANY") and is secured by a continuing security interest in all of the Company's title and interest in outstanding capital stock of its wholly-owned subsidiary China Bearing. The Note is denominated in and is repayable in full in U.S. dollars, and bears interest at 8% per annum.

     In connection with the issuance of convertible debentures as described above, Asean has undertaken that for so long as any of the debentures are outstanding, no amounts are to be repaid on the Note unless there is sufficient working capital, and the repayment is made in accordance with the following schedule:

Payment Period                      Amount
--------------                      ------
August 1, 1996 to July 31, 1997 up to U.S. $2,000,000 plus accrued interest August 1, 1997 to July 31, 1998 up to U.S. $1,500,000 plus accrued interest August 1, 1998 to July 31, 1999 up to U.S. $1,500,000 plus accrued interest

     Pursuant to the above described repayment schedule, a principal payment of U.S. $2,012 (RMB 16,700) plus accrued interest was made on the Note on September 10, 1996.

     The Company anticipates that its cash flow from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of debt and equity financing, and the proceeds from the June 1996 sale of the 1,000,000 shares of Common Stock and the August 1996 issuance of the Convertible Debentures, are adequate to finance the Company's operating and debt service requirements for the foreseeable future.

INFLATION AND CURRENCY MATTERS

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the year ended December 31, 1996, the general inflation rate in China declined. Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     The Company continually monitors the effects of inflation. The Company is generally able to raise its prices to shift a portion of the inflated costs to the customers. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1995 and 1996. The major impact of inflation was on labor cost due to increases in employee wages. However, the Company has generally managed to offset the effects of inflation through improved operational efficiency.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

     The Company conducts most of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the U.S. Dollar, could have a material adverse effect upon the results of operations and financial position of the Company. Although prior to 1994 the RMB experienced significant devaluation against the U.S. Dollar, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was U.S. $1.00 to RMB 8.65 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, and RMB 8.3 at December 31, 1996.

RESULTS FOR 1995 COMPARED TO 1994

                                         Year ended          Year ended
                                       December 31,        December 31,
                                               1995                1994
                                                RMB                 RMB
                                       ------------        ------------
Net sales                                672,359             719,842
Cost of sales                           (381,377)           (441,854)
                                        --------            --------

Gross profit                             290,982             277,988

Gross profit percentage                     43.3%               38.6%

Selling expenses                         (18,942)            (20,471)
General and administrative
 expenses                                (94,060)            (74,747)
Interest expense                         (48,446)            (42,721)
Reorganization expense                         -              (7,307)
                                        --------            --------

Income before income taxes               129,534             132,742
Provision for income taxes               (20,472)            (22,687)
                                        --------            --------

Income before minority interests         109,062             110,055
Minority interests                       (54,967)            (58,447)
                                        --------            --------

Net income                                54,095              51,608
                                        ========            ========

NET SALES

     Net sales decreased by RMB 47,483 or 6.6% in 1995 as compared to 1994. The decrease was mainly due to the changes in the Company's marketing strategy in order to further enhance its credit control on sales in the last quarter of 1995 whereby a contracted sales order was entered into with a major distributor, which is a related party beneficially owned by the Harbin Municipal government. Delivery was not made with respect of this transaction at December 31, 1995 and thus this sale was not recognized in the financial statements. However, in anticipation of this transaction, the Company reduced the delivery of its products to other customers. As a result of the aforementioned contracted sales order in the last quarter of 1995, the net reported sales in the last quarter of 1995 was RMB 21,289.

     Throughout 1995, the Company continued to adjust its product mix by shifting from small and medium sized bearings to higher margin medium and large sized bearings in order to improve profitability and to cope with the growth in market demand on these new products.

GROSS PROFIT

     Gross profit increased by RMB 12,994 or 4.7% in 1995 as compared to 1994. Gross profit as a percentage of revenue increased from 38.6% in 1994 to 43.3% in 1995. The increase in gross profit was mainly attributable to the effect of the sales mix change to higher margin products, the improved operational efficiency and a reduction in the purchase price of major raw materials.

     In previous quarters in 1995, cost of sales was calculated with references to the average gross profit ratio for 1994, being 38.6% of revenue. The average gross profit ratio for 1995 of 43.3% of revenue was computed from actual results throughout the year after taking into account various year-end closing inventory adjustments. The gross profit margin for 1995 would have been only 39.2% of revenue if no account was taken of the year end adjustments on closing inventories.

SELLING EXPENSES

     Selling expenses decreased by RMB 1,529 or 7.5% in 1995 as compared to 1994. The decrease was in line with the decrease in sales this year. Selling expenses as a percentage of revenue remained constant at a rate of 2.8%.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative expenses increased by RMB 19,313 or 25.8% in 1995 as compared to 1994. General and Administrative expenses as a percentage of revenues increased from 10.4% to 14.0%. The increase in General and Administrative expenses was mainly attributable to:

          a. An increase in staff wages and welfare costs of RMB 7,550 as a result of increments given to staff this year.

          b. A loss of RMB 4,829 on the disposal of fixed assets as compared to a gain on the disposal of fixed assets of RMB 1,087 in 1994.

          c. A cash discount of RMB 6,490 was granted in 1995 for incentives to customers for early settlement of debt in order to accelerate the cash collection. In 1995, an additional bad debt provision of RMB 2,627 was provided (1994: RMB 11,300) on certain aged debt.

          d. An increase in the management fee of RMB 1,716 payable to Harbin Bearing Holdings Company as a result of a 10% inflation adjustment.

          e. An increase in the insurance premium paid of RMB 1,979 on the increase in assets.

INTEREST EXPENSE

     Interest Expense increased by RMB 5,725 or 13.4% in 1995 as compared to 1994. The increase was attributable to interest expense of 8% related to a U.S. $5,000 promissory note issued on December 30, 1994 and to a 1.3% increase in the interest rate on increased amounts of short-term bank loans effective July 1, 1995.

REORGANIZATION EXPENSES

     There was no charges in 1995 similar to the one time reorganization expense in 1994 which was incurred in connection with the acquisition of China Bearing Holdings Limited.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and exhibits are listed at Item 14 "Exhibits, Financial Statement of Schedules and Reports on Form 8 K."

     Certain unaudited quarterly financial information is set forth in the following table:

                        Net       Gross      Net         Net
                        Sales     Profit     Income      Income
                                                         Per Share
                      (Thousands of RMB, except per share data.)
                      (Exchange rate at 12/31/96:  8.3 RMB to $1)
1996                      RMB       RMB       RMB        RMB
First Quarter           216,080    83,191    16,065      1.00
Second Quarter          249,609    96,581    16,817      1.04
Third Quarter           259,271   100,438    21,034      1.23
Fourth Quarter          171,839    68,256    22,618      1.31

1995                      RMB       RMB       RMB        RMB
First Quarter           198,854    76,758    15,238      1.00
Second Quarter          235,979    92,392    24,872      1.62
Third Quarter           216,237    84,336    18,846      1.23
Fourth Quarter           21,289    37,496    (4,861)    (0.31)

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   DIRECTORS

     The Board of Directors of the Company is comprised of only one class. The Company's current directors are listed below. The Directors are elected to serve until the following annual shareholders' meeting.

Name                         Age            First Elected
----                         ---            -------------
Gunter Gao                    41               1994
Billy Kan                     44               1996
William McKay                 42               1996
(Roger) Li Yuen Fai           36               1994
(Franco) Ho Cho Hing          44               1994
George Raffini                40               1996
Philip Yuen                   60               1996

     B.   EXECUTIVE OFFICERS

Name                         Age       Office                   First Elected
----                         ----      ------                   -------------
Gunter Gao                    41       Chairman                    1994
Billy Kan                     44       Vice Chairman               1996
William McKay                 42       Chief Executive             1996
                                       Officer and
                                       President
(Roger) Li Yuen Fai           36       Vice President and          1994
                                       Chief Financial Officer
(Dickens) Chang Shing Yam     30       Chief Accounting            1995
                                       Officer
(Davis) Lai Kwan Fai          33       Corporate Secretary         1996

GUNTER GAO, CHAIRMAN AND DIRECTOR, 41. Mr. Gao, a Hong Kong businessman who has extensive business experience in China, is the Chairman of the Board and a principal of Sunbase International, which indirectly owns a controlling position in Sunbase Asia. Sunbase International has various industrial holdings in China in industries such as aviation, transportation, cement, steel and retail. Mr. Gao is also the Chairman of the Board of Sunbase Asia. Mr. Gao is responsible for the overall strategy of the Company. Mr. Gao is actively and directly involved in all operational and strategic transactions. During the 1980's, Mr. Gao engaged in trading and investment activities in industries such as food, timber, real estate, coal and textiles. Based on his success in these activities and with the support of several banks in China, Mr. Gao has turned Sunbase International into a leading Chinese industrial company. Mr. Gao is currently a member of China's congress, known as the People's Political Consultative Conference. Mr. Gao is the youngest member of congress and is widely respected for his contributions to the country's development. Mr. Gao's strong reputation in China has enabled Sunbase International to engage in and complete many difficult transactions, including acquiring a majority interest in Harbin Bearing and obtaining a license to create an airline in China. Now known as Northern Swan Airlines, this airline enjoys international prominence and the financial support of the Bank of China and the People's Construction Bank of China. Mr. Gao serves as a Senior Economic Advisor to several Chinese municipal and provincial governments, including the governments of Tianjin, Hebei, Shaanxi, Xinjiang and Harbin. In addition, Mr. Gao is deputy director of the Sino-Foreign Entrepreneurs Cooperative Committee.

BILLY KAN, VICE CHAIRMAN AND DIRECTOR, 44. Mr. Kan has been the Vice Chairman and a director of Sunbase Asia since the beginning of 1996 and the Chairman of
the Board of Southwest Products since 1996.   Mr. Kan reports to the Board of
Directors and serves as the communications and support link in various parts of the world, while maintaining overall control of the Company's operations. Mr. Kan holds a Bachelor of Science Degree from the University of East Anglia, a United Kingdom university, and is a member of The Institute of Chartered Accountants in England and Wales as well as the Hong Kong Society of Accountants. Prior to joining Sunbase International, Mr. Kan held many directorships and senior management positions in a wide range of professions and industries including banking, retailing, manufacturing, property, investment and corporate consulting.

WILLIAM MCKAY, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR, 42. Mr. McKay has been Chief Executive Officer, President and a Director of Sunbase Asia since 1996 and has been a Director and President of Southwest Products since 1991. Prior to becoming President of Southwest Products, he was Southwest Products' General Manager since 1986. Mr. McKay has substantial experience in conducting business in China, and is very familiar with Sino-American joint venture law and policies. Mr. McKay was instrumental in establishing the joint venture between Southwest Products and Shanghai Hong Xing Bearing Factory. Mr. McKay is responsible for the day-to-day operations of the Company in such areas of product development, marketing, financing and general operations. Prior to joining Southwest Products, Mr. McKay practiced law, specializing in the areas of business and real estate. Mr. McKay holds a Juris Doctorate Degree, Masters in Business Administration and Bachelors of Arts Degree with a major in History and a minor in International Relations from the University of Southern California.

(ROGER) LI YUEN FAI, CHIEF FINANCIAL OFFICER, VICE-PRESIDENT AND DIRECTOR, 36. Mr. Li has been the Chief Financial Officer and a Director of Sunbase Asia since 1994. From 1990 to 1991 he was compliance manager of the Hong Kong Securities Clearing Company Limited. Mr. Li was employed by Coopers & Lybrand in Hong Kong from 1980 to 1990 (his most recent position was audit manager) and was a partner in a Hong Kong accounting firm from 1992 to 1993.

(FRANCO) HO CHO HING, DIRECTOR, 44. Mr. Ho has been a Director of the New China Hong Kong Group since 1993 and a Director of Sunbase Asia since 1994. Mr. Ho is also a registered investment advisor with the Securities and Futures Commission in Hong Kong. Mr. Ho held executive positions with Trenomics Securities Limited (1981 to 1983), Shun Loong Bear Sterns Asia Limited (1985 to 1988) and Best Securities Company (1991 to 1993).

GEORGE RAFFINI, DIRECTOR, 40. From September 1989 to the present, Mr. Raffini has been the Deputy Managing Director of HSBC Private Equity Management Limited with responsibility for managing the investment process for projects and regional private equity investment funds with total capital under management of approximately U.S. $500,000,000. Mr. Raffini received his Bachelor of Science Degree from The American University, a diploma in Political and Economic Affairs from the Institut D' etudes Politiques, Paris, France, a Masters Degree in International Affairs from Columbia University and a MBA from Harvard University. Mr. Raffini is the nominee of certain of the investors of the Convertible Debentures.

PHILIP YUEN, DIRECTOR, 60. Mr. Yuen is a solicitor of the Supreme Court of Hong Kong. He became a practicing solicitor in 1962 and founded the solicitors' firm of Yung, Yu, Yuen & Co. in 1965. He is currently the managing partner of his firm. He has over 30 years experience in legal practice. Mr. Yuen has been a member of The National Committee of the Chinese People's Political Consultative Conference since 1983 and has been a member of the China International Economic and Trade Arbitration Commission for the past 15 years. Mr. Yuen has established extensive relationships with businesses in the PRC and is also a non-executive director of Tsingtao Brewery Company Limited, Henderson Development Company Limited, Henderson (China) Investment Company Limited and Melbourne Enterprises Limited, all of which are listed on the stock exchange of Hong Kong Limited.

KEY MANAGEMENT

MA JI BO, GENERAL MANAGER, 58. Mr. Ma is the General Manager of Harbin Bearing and is responsible for the day-to-day operations of Harbin Bearing as well as strategic planning in the areas of marketing, product development and general operations. Mr. Ma has made significant contributions relating to the design and manufacture of a broad range of Harbin Bearing's products. Mr. Ma has been awarded various provincial and national Chinese awards for scientific and technological progress in the Chinese Bearing Industry and holds a degree in Rocket Science from Northwest China Engineering University.

MEI HAI YOU, DEPUTY GENERAL MANAGER, 60. Mr. Mei is the Deputy General Manager of Harbin Bearing where he has been employed for 36 years. Mr. Mei is the head of Harbin Bearing's manufacturing operations and has extensive experience in the fields of research and development, product development and manufacturing engineering. Mr. Mei is the author of a number of works on mechanical engineering and bearings and holds a degree in Mechanical Engineering from Harbin Polytechnic University.

ZHANG ZHENG BIN, DEPUTY GENERAL MANAGER, 50. Mr. Zhang has been employed by Harbin Bearing as Deputy General Manager of Sales and Marketing for 10 years. Mr. Zhang has extensive contacts in the Chinese engineering community and has proven very effective at penetrating existing markets and developing new markets for Harbin Bearing. Mr Zhang holds a degree in Engineering from Harbin Polytechnic University.

(CHARLIE) TANG CHAK LAM, ASSISTANT TO THE CHIEF FINANCIAL OFFICER, 35. Mr. Tang has been the assistant to the Chief Financial Officer since November 1996. Mr. Tang is a fellow member of the Association of Chartered Certified Accountants and a certified public accountant in Hong Kong. Prior to joining Sunbase Asia, Mr. Tang was the head of accounting and finance of the China division of the Lippo Group, a large conglomerate listed on the Stock Exchange of Hong Kong Limited. Mr. Tang also has extensive audit experience and was employed by Coopers & Lybrand for more than 8 years.

(DICKENS ) CHANG SHING YAM, CHIEF ACCOUNTING OFFICER, 30. Mr. Chang has been Chief Accounting Officer of Sunbase Asia since 1995. Mr Chang was employed by the international accounting firm of Ernst & Young in Hong Kong from 1989 to 1994, most recently as audit manager.

TODD STOCKBAUER, CHIEF FINANCIAL OFFICER, 34. Mr. Stockbauer has been employed as the Chief Financial Officer of Southwest Products since 1991 and directs its financial and administrative operations. Prior to 1991, he was employed in the public accounting sector, specializing in bankruptcy, litigation support and business turnarounds. Mr. Stockbauer holds a Bachelor of Arts Degree in Business Economics with an emphasis in Accounting from the University of California at Santa Barbara and is a Certified Public Accountant in the State of California.

ERNST RENEZEDER, DIRECTOR OF MANUFACTURING, 60. Mr. Renezeder has been the Director of Manufacturing at Southwest Products since 1992. Mr. Renezeder has over 25 years of experience in manufacturing, engineering, management and product research and development.

Mr. Renezeder holds a Bachelor of Science degree in Molding and Foundry, which is equivalent to a Bachelor of Science in Manufacturing Engineering with an emphasis in Mechanical Engineering.

JOHN LEONIAK, CHIEF ENGINEER, 60. Mr. Leoniak has been the Chief Engineer at Southwest Products since 1991. As Chief Engineer, he supervises Southwest Products' engineering and research and development. Prior to joining Southwest Products, Mr. Leoniak was employed by Grumman Aircraft Systems as the head of its Landing Gear, Armament, Carrier Suitability and Survivability Group. Mr. Leoniak has contributed to the writing of various US Navy manufacturing specifications, including MIL-B-8942, MIL-B-81820, MIL-B-81819 and MIL-STD-1599. Mr. Leoniak holds a Bachelor of Science Degree in Mechanical Engineering from the Polytechnic Institute of Brooklyn.

PETER WANG, QUALITY CONTROL MANAGER, 36. Mr. Wang has been the Quality Control Manager of Southwest Products since 1993 where he supervises the Quality Control and Inspection Departments. Prior to joining Southwest Products, Mr. Wang held positions as a mechanical engineer and senior quality control engineer. Mr. Wang has extensive experience in quality and statistical process control, is fluent in Mandarin and Korean and holds a Masters of Science Degree in Mechanical Engineering from North Carolina A&T State University and a Bachelor of Science Degree in Physics from Lenoir Rhyne College.

(DAVIS) LAI KWAN FAI, CORPORATE SECRETARY, 33. Mr. Lai has been the Corporate Secretary of Sunbase Asia since 1996. Mr. Lai holds a Masters of Arts Degree in Economics and Finance from the University of Leeds in the United Kingdom.

ITEM 11.  EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

                          SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to its Chief Executive Officer and the only other executive officer whose compensation exceeded U.S. $100,000 in 1996:

  Name                                                          All Other
Principal                                        Options        Compen-
Position                Year      Salary(U.S. $) (#)            sation (U.S. $)
---------               ----      -------------- -------        ---------------

     B. Kan/(1)/        1996         111,804     600,000                0
     Vice Chairman,
     Director

     W.R. McKay/(2)/    1996         284,327     800,000            1,181
     CEO, President
     Director

     /(1)/ Mr. Kan joined the Company in January 1996.

     /(2)/ Mr. McKay joined the Company in January 1996.

                             OPTION GRANTS IN 1996

Grants of stock options to the named executive officers in 1996 are summarized in the following table:

              Number of Securities     % of Total Options
              Underlying Options       Granted to Employees     Exercise            Expiration
Name          Granted                  in 1996                  Price (U.S.$)       Date
----          --------------------     --------------------     -------------       ----------
B. Kan             200,000                    9.8%                 6.375             01/16/06
                   200,000                    9.8%                 6.375             01/16/07
                   200,000                    9.8%                 6.375             01/16/08

W.R. McKay         160,000                    7.8%                 6.65              01/16/03
                   160,000                    7.8%                 7.75              01/16/04
                   160,000                    7.8%                 9.25              01/16/05
                   160,000                    7.8%                10.75              01/16/06
                   160,000                    7.8%                12.75              01/16/07

     AGGREGATE OPTION EXERCISES IN 1996 AND OPTION VALUES AS OF DECEMBER 31,
1996

     The value of options exercised by the named executive officers in 1996 and the value of unexercised options at December 31, 1996 are set forth below:

                                                 Number of                Value of
                                                 Exercisable\             Exercisable\
                                                 Unexercised              Unexercised
                                                 Options at               In-the-Money
                                                 12/31/96                 Options at
                   Shares                                                 12/31/96
                   Acquired on    Value          Exercisable/(1)/         Exercisable/(1)/
Name               Exercise       Realized       Unexercisable/(2)/       Unexercisable/(2)/
----               ----------    ---------       ------------------       ------------------
B. Kan                 0              0           200,000/(1)/                  0/(1)/
                       0              0           400,000/(2)/                  0/(2)/

W.R. McKay             0              0                 0/(1)/                  0/(1)/
                       0              0           800,000/(2)/                  0/(2)/

     The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price at December 31, 1996.

STOCK OPTION PLAN

     On January 2, 1996, the Company's Board of Directors adopted the 1995 Sunbase Asia, Inc. Stock Option Plan (the "Plan"). The Plan permits the grant of options to purchase an aggregate of up to 2,500,000 Shares of the Common Stock of the Company. Under the Plan, incentive stock options and non-qualified stock options may be issued. Eligible participants under the Plan are those individuals and entities that the Stock Option Committee of the Company (the "Committee") in its discretion determines who should be awarded such incentives given the best interests of the Company, provided, however, that incentive stock options may only be granted to employees of the Company and its affiliates. The Committee has the power to determine the price, terms and vesting schedule of the options granted, subject to the express provisions of the Plan. All incentive stock options will have option exercise prices per option share not less than the fair market value of a share of the Common Stock on the date the option is granted, except that in the case of incentive stock options granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate of the Company, the price shall not be less that 110% of such fair market value. The Plan terminates on the earlier of that date on which no additional shares of Common Stock are available for issuance under the Plan of January 2, 2006.

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

                                  Exercise Price of
              Full Years of       Options that Vest
              Employment          After Each Such Year (U.S.$)
              ----------          ----------------------------
                 One                          6.65
                 Two                          7.75
                 Three                        9.25
                 Four                        10.75
                 Five                        12.75

     All unexercised options will expire on the date which is six years after the date on which such options have vested.

     On July 1, 1996, the Compensation Committee of the Company granted stock options to the following individuals on the following terms:

                                                                Number of
                                       Exercise                 Shares per
Option Holder      Vesting Schedule    Price/Share(U.S.$)       Option Rights
-------------      ----------------    ------------------       -------------

Billy Kan          January 16, 1996           6.375              200,000
                   January 16, 1997           6.375              200,000
                   January 16, 1998           6.375              200,000
                                                                 -------
                                                                 600,000
                                                                 =======

Roger Li           January 16, 1996           6.375              200,000
                   January 16, 1997           6.375              200,000
                   January 16, 1998           6.375              200,000
                                                                 -------
                                                                 600,000
                                                                 =======

Dickens Chang      January 16, 1996           6.375               15,000
                   January 16, 1997           6.375               15,000
                   January 16, 1998           6.375               20,000
                                                                  ------
                                                                  50,000
                                                                  ======

EMPLOYMENT AGREEMENTS

     On January 16, 1996, Sunbase Asia and Southwest Products entered into an employment agreement with William R. McKay (the "Agreement") pursuant to which Mr. McKay is employed to serve as President and Chief Executive Officer of Southwest Products and President and Chief Executive Officer of Sunbase Asia for a term of five years. Under the terms of the Agreement, Mr. McKay will be paid an annual base salary of $285,000. The base salary may be increased or decreased (to a minimum of $225,000), based upon an annual review of Mr. McKay's performance. In addition to the base salary, the Board of Directors of Sunbase Asia may, at its sole discretion, pay Mr. McKay a bonus for any particular year of his employment. On January 16, 1996, in connection with the execution of the Agreement, Sunbase Asia, Southwest Product and Mr. McKay entered into a Confidentiality and Non-Competition Agreement pursuant to which Mr. McKay agrees to keep certain information of Sunbase Asia, Southwest Products and their affiliates confidential, and is prohibited from competing with Sunbase Asia, Southwest Products and their affiliates during the term of the Agreement.

     Pursuant to the terms of an Employment Agreement between the Company and Mr. Kan dated August 1, 1996, Mr. Kan is employed as the Vice Chairman of the Board of Directors or such other capacity of an equivalent status as the Company may reasonably require. The term of the employment commenced on August 1, 1996 and continues until terminated by either party giving to the other not less than
12 months prior notice.   Mr. Kan's duties include the development, marketing
and promoting of the products of the Company as may be required by the Board of Directors. Mr. Kan is to exercise such powers and functions and perform such duties in relation to the business of the Company as may from time to time be assigned to him by the Board. Mr. Kan will be paid a salary of HK $1,625,000 per annum subject to review by the Board on an annual basis. Mr. Kan is also entitled to stock options. See "Management Compensation- Stock Options Plan."

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

     During 1996, the Company's Board of Directors held 8 meetings, including actions taken pursuant to written consent.

     The Board has established an Audit Committee, consisting of two non-employee directors

(Franco) Ho Cho Hing and Philip Yuen and one employee director (Roger) Li Yuen Fai that meets to consult with the Company's independent auditors concerning their engagement and audit plan, and thereafter concerning the auditor's report and management letter, and, with the assistance of the independent auditors, also monitors the adequacy of the Company's internal accounting controls. The Audit committee met during March 1997 to discuss the 1996 annual audit.

     The Compensation Committee was also established to review and make recommendations to the Board concerning the Company's executive compensation policy and bonus plans. The Compensation Committee, met once during the year. The Compensation Committee is presently composed of Gunter Gao, and there is one vacancy.

     The Stock Option Committee was also established to review and make recommendations to the Board concerning the Company's stock option plan. This committee did not meet during 1996. The Stock Option Committee is presently composed of Gunter Gao, and there is one vacancy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1997, the stock ownership of all persons known to own beneficially five percent (5%) or more of the equity securities of the Company, and all directors and officers of the Company and its affiliates, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                   Equity Ownership                        Voting Rights
                                   ----------------                        -------------

                             Amount of           Percent             Amount of           Percent
Name and                     Beneficial          of                  Beneficial          of
Address                      Ownership/(1)/      Class/(2)/          Ownership/(1)/      Class/(3)/
---------                    --------------      ----------          --------------      ----------
Asean Capital                12,339,900/(4)/       72.7%             26,739,900/(5)/        85.2%

Gunter Gao                   12,339,900/(4)/(6)/   72.7%             26,739,900/(5)(6)/     85.2%
Chairman and Director

Glory Mansion Limited         1,200,000/(7)/        6.6%              1,200,000/(7)/         3.7%
("GML")

Wardley China Investment        400,000/(8)/        2.3%                400,000/(8)/         1.2%
Trust ("Wardley")

Private Equity                1,200,000/(9)/        6.6%              1,200,000/(9)/         3.7%
Management BVI Limited
("PEM")

Billy Kan                      420,000/(10)/        2.4%                420,000/(10)/        1.3%
Vice Chairman and Director

William McKay                  185,000/(11)/        1.1%                185,000/(11)/            *
Chief Executive Officer,
President and Director

Li Yuen Fai (Roger)            400,000/(12)/        2.3%                400,000/(12)/        1.2%
Chief Financial Officer,
Vice President and Director

Chang Shing Yam (Dickens)       30,000/(13)/         *                   30,000/(13)/         *
Chief Accounting Officer

Lai Kwan Fai (Davis)                *                *                      *                 *
Corporate Secretary

Ho Cho Hing (Franco)                *                *                      *                 *
Director

Philip Yuen                         *                *                      *                 *
Director

George Raffini/(14)/                *                *                      *                 *
Director

Sunbase International        12,339,900/(15)/      72.7%             26,739,900/(16)/       85.2%
(Holdings) Limited

The New China Hong Kong       1,371,100             8.1%              1,371,100              4.4%
Capital Limited

All directors and executive  13,374,900/(17)/      74.4%             27,774,900/(17)/       85.8%
officers of the Company as a
Group, 9 persons

__________________
* less than 1 percent

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of , a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(2) This percentage is determined on the basis of 16,980,109 shares of Common Stock calculated as follows: (a) 12,700,109 shares outstanding; (b) 3,600,000 shares issuable upon the conversion of Series A Preferred Stock and (c) 680,000 shares issuable upon conversion of the Series B Preferred Stock, plus, with respect to each named person, the number of shares of Common Stock, if any, which person has the right to exercise or otherwise acquire within sixty days, but otherwise excludes shares of Common Stock issuable pursuant to conversion of the Convertible Debentures, warrants and options.

(3) This percentage is determined on the basis of an aggregate of 31,380,109 voting rights calculated as follows: (a) 12,700,109 rights from Common Stock outstanding; (b) 18,000,000 rights from the Series A Preferred Stock; and (c) 680,000 rights from the Series B Preferred Stock, plus, with respect to each named person, the number of shares of Common Stock, if any, which such person has the right to exercise or otherwise acquire within sixty days, but otherwise excludes shares of Common Stock issuable pursuant to conversion of the Convertible Debentures, warrants and options.

(4) Consists of 8,739,900 outstanding shares of Common Stock and 3,600,000 shares of Common Stock issuable upon the conversion of the Series A Preferred Stock.

(5) Consists of 8,739,900 voting rights held by way of Asean Capital's ownership of 8,739,900 shares of Common Stock and 18,000,000 voting rights held by way of Asean Capital's ownership of 36 shares of Series A Preferred Stock. Pursuant to the terms of the Convertible Debentures, Asean Capital is prohibited from exercising the super majority votes of the Series A Preferred Stock.

(6) Includes shares of Sunbase Asia Common Stock and Series A Preferred Stock beneficially owned by Gunter Gao and Linda Yang, husband and wife, by way of the ownership by each of Mr. Gao and Ms. Yang of 50% of the capital stock of Sunbase International, which in turn owns all of the capital stock of Asean Capital. Each of Ms. Yang and Mr. Gao disclaims beneficial ownership of the shares held by the other, although their ownership has been aggregated for purposes of this table.

(7) Consists of shares issuable upon conversion of the Convertible Debentures at an initial exercise price of $5.00 per share. GML is the record owner of $6,000,000 in principal amount of Convertible Debentures.

(8) Consists of shares issuable upon conversion of the Convertible Debentures at an initial exercise price of $5.00 per share. Wardley is the record owner of $2,000,000 in principal amount of Convertible Debentures.

(9) PEM, as the general partner of the HSBC Private Equity Fund, L.P. ("HSBC"), the parent of GML, shares voting power and has sole investment power over shares of Common Stock issuable to GML upon conversion of the Convertible Debentures.

(10) Includes 400,000 shares of Common Stock issuable upon exercise of currently exercisable stock options granted to Mr. Kan. See "Management Stock Option Plan."

(11) Includes 160,000 shares of Common Stock issuable upon exercise of currently exercisable stock options granted to Mr. McKay (See "Management Stock Option Plan"), but does not include any shares issuable upon conversion of 18 shares of Series B Preferred Stock owned by Mr. McKay.

(12) Consists of 400,000 shares of Common Stock issuable upon exercise of currently exercisable stock options granted to Mr. Li. See "Management Stock Option Plan."

(13) Consists of 30,000 shares of Common Stock issuable upon exercise of currently exercisable stock options granted to Mr. Chang. See "Management Stock Option Plan."

(14) Does not include any shares issuable upon conversion of the Convertible Debentures owned by GML and Wardley. Mr. Raffini is an employee of HSBC and the nominee of GML and Wardley to the Board of Directors.

(15) Consists of 8,739,900 outstanding shares of Common Stock and 3,600,000 shares of Common Stock issuable upon conversion of the Series A Preferred Stock owned by Asean Capital, of which Sunbase International owns 100%.

(16) Consists of 8,739,000 voting rights held by way of Asean Capital ownership of 8,739,000 shares of Common Stock and 18,000,000 voting rights held by way of Asean Capital's ownership of 36 shares of Series A Preferred stock.

(17) See (4), (5), (6), (10), (11), (12), (13), and (14) above.

(18) The address of Dr. Gao and Messrs. Kan, Li, Chang and Lai is 19/F. First Pacific Bank Centre, 51-57 Gloucester Road, Wanchai, Hong Kong. The address of GML, Wardley, PEM and Mr. Raffini is 3 Garden Road, Hong Kong. The address of Mr. Ho and New China Hong Kong is 25/F. Bank of China Tower, 1 Garden Road, Hong Kong. The address of Mr. Yuen is 11/F., Wing Lung Bank Bldg. 45 Des Voeux Road, Central, Hong Kong. The address of Mr. McKay is 2240 Buena Vista, Irwindale, California 91010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As discussed above (See ITEM 1 "BUSINESS, ORGANIZATION OF THE COMPANY"), an effective 51.4% in Harbin Bearing was acquired at the end of 1993 by then affiliates of Sunbase International. This was accomplished by the acquisition by China Bearing Holdings Limited ("China Bearing") of China International Bearing (Holdings) Limited ("China International"). China International was incorporated to act as the holding company of two sino-foreign joint venture companies which in turn were formed to acquire an aggregate 51.6% interest in Harbin Bearing. China International has a 99.9% equity interest in one of the joint venture companies and a 99% equity interest in the other, which in turn holds a 41.6% and 10% interest, respectively, in Harbin Bearing (See "Organizational Chart"). The aggregate cash consideration contributed by the joint venture companies was RMB 232.1 million which was principally financed by an interest free loan from Sunbase International to China International (the "Sunbase Loan"). China International in turn made equity contributions and loans to the two joint venture companies.

     In April 1994, New China Hong Kong acquired from Sunbase International 10% of the outstanding stock of China Bearing and 10% of the Sunbase Loan. The Sunbase Loan was later assigned to China Bearing, and China Bearing assumed the Sunbase Loan for a consideration of the same amount payable to it by China International. The obligations under the Sunbase Loan were extinguished by Sunbase International and New China Hong Kong, and the amount thereof was treated as a contribution of cash to China Bearing and credited to its contribution surplus account. Thereafter, the shares of China Bearing owned by Sunbase International and New China Hong Kong were transferred to Asean Capital, in which Sunbase International presently owns all of the capital stock. As set forth above, in December 1994, Asean Capital transferred all of its interest in China Bearing to the Company.

     Harbin Bearing and Harbin Precision have entered into leases (the "Ancillary Transport Equipment Lease" and the "Manufacturing Machinery Lease"), covering all equipment and assets of the Bearing Factory relating to the bearing operations which were not contributed to the Company in the Restructuring. The Leases cover cars, trucks, machinery, and equipment used in manufacturing, office administration and power generation and provide for total annual payments of RMB 27,183,000 (U.S. $3,267,000). At the expiration of the two leases in December 31, 1998 and December 31, 2001, respectively, Harbin has the right to either renew the Leases or acquire the equipment.

     Harbin Bearing and Harbin Holdings have entered into a lease covering plants and buildings used in Harbin Bearing's business which were not contributed to Harbin Bearing in the restructuring (the "Plant Lease"). The Plant Lease provides for annual rent payments of RMB 3,751,000 (U.S. $452,000). At the expiration of the lease on December 31, 1998, Harbin Bearing has the right to extend the lease at market rent for another five years.

     Harbin Holdings and Harbin Bearing have entered into a lease providing for the use of land by Harbin Bearing at RMB 2,508,000 (U.S. $302,000) per annum, effective January 1, 1994 subject to future adjustments in accordance with changes in government fees.

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

     Pursuant to the Restructuring, Harbin Holdings assumed responsibilities of the pension payments of all employees of the Bearing Factory who retired or left the Bearing Factory prior to the Restructuring. Harbin Bearing and Harbin Holdings have entered into an agreement (the "Pension Agreement") relating to pension arrangements after the Restructuring. The Pension Agreement provides that Harbin Bearing may satisfy the statutory requirement to pay an amount equal to 20% (22% effective July 1, 1996) on annual wages to the municipal government to fund future pension obligations of its existing employees, by making such payments to Harbin Holdings as representative of the municipal government of Harbin, and Harbin Holdings agrees to be responsible for all obligations to employees of Harbin Bearing who retire or leave after the Restructuring.

     Subsequent to December 31, 1993, Harbin Bearing and Harbin Holdings entered into a management and administrative service agreement. The agreement provides for the payment by Harbin Bearing of an annual fee of RMB 17,160,000 (approximately U.S.

$2,049,000) in connection with services for medical, heating education and other staff-related benefits provided by Harbin Holdings for a term of three years. The costs of these services were previously paid by the Bearing Factory and have now been superseded by the above agreement. The fees are subject to an annual 10% inflation adjustment.

     Agreements were also entered into by Harbin Bearing with the two joint venture holding companies of Harbin Bearing in respect of general management services to be provided by the joint venture companies from January 1, 1994 to December 31, 1996 at an annual fee of RMB 150,000 (U.S. $18,000) payable to each of the joint venture companies.

     In 1996, the Company paid a total amount of RMB 941,000 to Sunbase International Limited for reimbursement of the expenses incurred on behalf of the Company. These expenses include expenses for office rental, office management fees, travel and utilities.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following financial statements and exhibits are filed with and as a part of this Report.

                                                                     Page No.(s)
                                                                     -----------

     (1)  Financial Statements
          --------------------

          Index to Financial Statements                                  F-2

          Report of Independent Auditors                                 F-3

          Consolidated Balance Sheets as of                              F-4
          December 31, 1995 and December 31, 1996

          Consolidated Statements of Income for the                      F-6
          years ended December 31, 1994,
          December 31, 1995 and December 31, 1996

          Consolidated Statements of Cash Flows for the                  F-7
          years ended December 31, 1994,
          December 31, 1995 and December 31, 1996

          Consolidated Statements of Changes in                          F-9
          Shareholders' Equity for the years ended
          December 31, 1994, December 31, 1995 and
          December 31, 1996

          Notes to Consolidated Financial Statements                     F-10

     (2)  Exhibits

Exhibit No.                  Description of Document                 Page No.(s)
-----------                  -----------------------                 -----------

(a)  Exhibits.  The following exhibits of the Company are included herein.

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

 2.1      Share Exchange Agreement, dated
          December 2, 1994, between the Company,
          Valley Financial, Inc., Wayne Crumpley
          and China Bearing Holdings, Ltd. and
          Asean Capital Limited, a subsidiary of
          Sunbase International. (1)

 2.2      Asset Transfer and Assumption Agreement
          dated December 16, 1994, between the
          Company and Valley Financial
          Corporation. (1)

     (3)  Certificates of Incorporation and Bylaws

 3.1      Nevada Articles of Incorporation. (1)

 3.2      Articles of Merger (1)

 3.3      Amended and Restated Certificate of
          Designation for Series A Convertible
          Preferred Stock. (1)

 3.4      Secured Promissory Note in favor of Asean
          Capital Limited. (2)

 3.5      Third Amended and Restated Certificate of
          Designation for Series B Preferred Stock. (4)

     (10) Material contracts

10.1      Agreement between the Company and New
          China Hong Kong with respect to the Sale and Purchase of shares of China Bearing, together with the Deed of Novation. (3)

10.2      Memorandum and Articles of Association
          of China International. (3)

10.3      Joint Venture Contract between China
          International and Harbin Hazhou Bearing
          Distributing Company with respect to
          Harbin Sunbase. (3)

10.4      Joint Venture Contract between China
          International and Harbin Bearing Everising
          Construction and Development Ltd. with
          respect to Harbin Xinhengli. (3)

10.5      Amended Articles of Association of Harbin
          Sunbase. (3)

10.6      Articles of Association of Harbin
          Xinhengli. (3)

10.7      Articles of Association of Harbin
          Bearing. (3)

10.8      Agreement between Harbin Sunbase and
          Harbin Bearing with respect to the
          provision of financial management
          services to Harbin Bearing. (3)

10.9      Agreement between Harbin Xinhengli and
          Harbin Bearing with respect to the
          provisions of sales and marketing services to Harbin Bearing. (3)

10.10     Pension Fund Aggregation Agreement
          between Harbin Bearing and Harbin
          Holdings with respect to pension
          payments for existing employees. (3)

10.11     Trademark Licensing Agreement between
          Harbin Bearing and Harbin Holdings with
          respect to the "HRB" trademark. (3)

10.12 Service Agreement between Harbin Holdings and Harbin Bearing. (3)

10.13     Land Use Right Lease Agreement between
          Harbin Holdings and Harbin Bearing. (3)

10.14     Power Supply and Manufacturing Equipment
          Lease Agreement between Harbin Precision and Harbin Bearing. (3)

10.15     Plant Buildings Lease Agreement between
          Harbin Precision and Harbin Bearing. (3)

10.16     Ancillary and Transportation Equipment
          Lease Agreement between Harbin Precision and Harbin Bearing. (3)

10.17     Agreement and Plan of Reorganization and
          Merger dated as of December 29, 1995
          among the Company, Southwest Products
          and the shareholders of Southwest
          Products. (4)

10.18     Employment Agreement dated as of
          January 16, 1996 between the Company,
          Southwest Products and William McKay. (4)

10.19     1995 Stock Option Plan. (5)

10.20     Form of Registration Rights Agreement
          relating to the Private Placement Shares. (5)

10.21     Employment Agreement dated as of
          August 1, 1996 between the Company
          and Billy Kan. (5)

10.22     Subscription Agreement (together with
          Form of Debentures and Guaranty) dated
          August 2, 1996 among China Bearing,
          Asean Capital, China International Bearing
          Holdings Limited, the Company, Southwest
          Products, Glory Mansion, Wardley China
          Investment Trust, MC Private Equity
          Partners Asia Limited and Chine
          Investissement 2000. (5)

_________________

(1) Filed with the Company's Form 8-K, dated December 22, 1994 and incorporated herein.

(2) Filed with the Company's Form 8-K/A, dated December 22, 1994 and incorporated by reference herein.

(3) Filed with the Company's Form 10-K, dated March 3, 1995 and incorporated by reference herein.

(4) Filed with the Company's Form 10-K, dated May 3, 1996 and incorporated by reference herein.

(5) Filed with the Company's Form S-1, dated October 23, 1996 and incorporated by reference herein.

21   The Company's subsidiaries are:

                                  Effective
                                  Percentage          Place of
Name of Subsidiary                Ownership           Incorporation
------------------                ----------          -------------

China Bearing                       100%              Bermuda
Holdings Limited

China International                 100%              Hong Kong
Bearing Holdings Limited

Harbin Sunbase                      99%               People's Republic of
Development Company Limited                           China
(JV Holding Company)

Harbin Xinhengli                    99.9%             People's Republic of
Development                                           China
Company Limited
(JV Holding Company)

Harbin Bearing                      51.4%             People's Republic of
Company Limited, Inc.                                 China
(Joint Stock Company)

Smith Acquisition Company, Inc.      100%             California
dba Southwest Products Company

Shanghai Southwest Bearing           28%              People's Republic of
Company(Joint Venture)                                China

23.1 Consent of Ernst & Young LLP relating to the Company's Form S-8 Registration Statement.

27             Financial Data Schedule

                                  SIGNATURES
                                  ----------

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Sunbase Asia, Inc.

Date:  April 4, 1997               By:  /s/ William McKay
                                        ----------------------------------------
                                        William McKay, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 4, 1997              By:   /s/ Gunter Gao
                                        ---------------------------------------
                                        Gunter Gao, Chairman

Date:  April 4, 1997              By:   /s/ Billy Kan
                                        ---------------------------------------
                                        Billy Kan, Vice Chairman, Director

Date:  April 4, 1997              By:   /s/ William McKay
                                        ---------------------------------------
                                        William McKay, Chief Executive Officer,
                                        President and Director

Date:  April 4, 1997              By:   /s/ (Roger) Li Yuen Fai
                                        ---------------------------------------
                                        (Roger) Li Yuen Fai, Vice President and
                                        Chief Financial Officer and Director

Date:  April 4, 1997              By:   /s/ (Franco) Ho Cho Hing
                                        ---------------------------------------
                                        (Franco) Ho Cho Hing, Director

Date:  April 4, 1997              By:   /s/ George Raffini
                                        ---------------------------------------
                                        George Raffini, Director

Date:  April 4, 1997              By:   /s/ Philip Yuen
                                        ---------------------------------------
                                        Philip Yuen, Director

Date:  April 4, 1997              By:   /s/ (Dickens) Chang Shing Yam
                                        ---------------------------------------
                                        (Dickens) Chang Shing Yam, Chief
                                        Accounting Officer

                              Financial Statements


                      SUNBASE ASIA, INC. AND SUBSIDIARIES







                                 ERNST & YOUNG

                         INDEX TO FINANCIAL STATEMENTS


                                                                     Pages
                                                                     -----
SUNBASE ASIA, INC. AND SUBSIDIARIES:

 Report of Independent Auditors                                        3

 Consolidated Balance Sheets as of December 31, 1995                 4 - 5
   and December 31, 1996

 Consolidated Statements of Income for the years ended
   December 31, 1994, December 31, 1995 and December 31, 1996          6

 Consolidated Statements of Cash Flows for the years ended
   December 31, 1994, December 31, 1995 and December 31, 1996        7 - 8

 Consolidated Statements of Changes in Shareholders'
   Equity for the years ended December 31, 1994,
   December 31, 1995 and December 31, 1996                             9

 Notes to Consolidated Financial Statements                        10 - 37

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
     Sunbase Asia, Inc.



     We have audited the accompanying consolidated balance sheets of Sunbase Asia, Inc. and its subsidiaries as of December 31, 1996 and 1995 and the related statements of income, cash flows and changes in shareholders' equity for each of the years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunbase Asia, Inc. and its subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in the United States of America.



Hong Kong
March 27, 1997

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995
                             AND DECEMBER 31, 1996

       (Amounts in thousands, except number of shares and per share data)

                                                Notes         1995        1996        1996
                                                               RMB         RMB         US$
                                                              ----        ----        ----
ASSETS
Current assets
 Unrestricted cash and bank balances                        30,944      72,239       8,703
 Restricted cash and bank balance                 5              -      15,189       1,830
 Accounts receivable, net                         6        264,186     313,791      37,806
 Notes receivable                                           25,756      15,212       1,833
 Inventories, net                                 7        476,997     476,409      57,399
 Prepaid VAT                                                40,429           -           -
 Other receivables                                          57,209      70,075       8,442
 Receivable from disposal of an investment       24              -      13,419       1,617
 Due from related companies                      26        137,079     205,275      24,732
                                                         ---------   ---------     -------
Total current assets                                     1,032,600   1,181,609     142,362
Fixed assets                                      8        554,086     656,071      79,045
Deferred assets                                   9         18,134      22,204       2,675
Long term investments                            10          1,438       1,012         122
Goodwill                                         11         12,144      11,587       1,396
                                                         ---------   ---------     -------

Total assets                                             1,618,402   1,872,483     225,600
                                                         =========   =========     =======



                                                                   Continued/...
             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995
                       AND DECEMBER 31, 1996 (continued)

       (Amounts in thousands, except number of shares and per share data)

                                                     Notes       1995        1996      1996
                                                                  RMB         RMB       US$
                                                                 ----        ----      ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short term bank loans                                 12     255,125     358,847    43,235
 Long term bank loans, current portion                 17      21,688      98,641    11,884
 Accounts payable                                             116,205     151,971    18,310
 Notes payable                                         13      15,627       2,800       337
 Accrued liabilities and other payables                        90,108      55,544     6,692
 Short term obligations under capital leases           14      17,269      18,788     2,264
 Other loans                                           15      33,810           -         -
 Secured promissory note                             1,16      41,600      12,450     1,500
 Income tax payable                                     4       5,874      38,368     4,623
 Taxes other than income                                            -      25,225     3,038
 Due to related companies                                     111,654      14,357     1,730
 Due to shareholders                                           17,352           -         -
                                                            ---------   ---------   -------
Total current liabilities                                     726,312     776,991    93,613
Long term bank loans                                   17     110,670      35,000     4,217
Long term obligations under capital leases                    107,713      88,924    10,714
Secured promissory note                              1,16           -      12,450     1,500
Convertible debentures                                 18           -      95,450    11,500
Minority interests                                            343,142     420,484    50,661
                                                            ---------   ---------   -------
                                                            1,287,837   1,429,299   172,205

Shareholders' equity:
Common Stock, par value US$0.001 each,
 50,000,000 shares authorized;
 12,700,109 (1995:11,700,063)
   issued, and fully paid-up                           21          99         107        13
Preferred Stock, par value US$0.001 each,
 25,000,000 shares authorized;
   Convertible Preferred Stock
     - Series A; 36 shares issued
       and outstanding                               1,21      44,533      44,533     5,365
   Convertible Preferred Stock
     - Series B; 6,800 shares issued
       and outstanding                                  1      28,288      28,288     3,408
Contributed surplus                                    21     151,942     188,019    22,653
Reserves                                               22      25,266      27,866     3,357
Retained earnings                                              80,437     154,371    18,599
                                                            ---------   ---------   -------
Total shareholders' equity                                    330,565     443,184    53,395
                                                            ---------   ---------   -------

Total liabilities and shareholders' equity                  1,618,402   1,872,483   225,600
                                                            =========   =========   =======

             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1995
                             AND DECEMBER 31, 1996

       (Amounts in thousands, except number of shares and per share data)


                                         Notes               1994                1995                1996                1996
                                                              RMB                 RMB                 RMB                 US$
                                                             ----                ----                ----                ----
Net sales to
 - third parties                           27             655,848             569,248             664,461              80,056
 - related parties                         26              63,994             103,111             232,338              27,992
                                                       ----------          ----------          ----------          ----------
                                                          719,842             672,359             896,799             108,048

Cost of sales                              27            (441,854)           (381,377)           (548,333)            (66,064)
                                                       ----------          ----------          ----------          ----------

Gross profit                                              277,988             290,982             348,466              41,984

Selling, general and administrative
 expenses
  - third parties                                         (57,434)            (71,820)            (79,573)             (9,587)
  - related parties                        26             (37,784)            (41,182)            (46,692)             (5,626)
                                                       ----------          ----------          ----------          ----------
                                                          (95,218)           (113,002)           (126,265)            (15,213)
Interest expense
 - third parties                                          (30,128)            (33,816)            (44,354)             (5,344)
 - related parties                         26             (12,593)            (14,630)            (12,819)             (1,544)
                                                       ----------          ----------          ----------          ----------
                                                          (42,721)            (48,446)            (57,173)             (6,888)

Reorganization expenses                    23              (7,307)                  -                   -                   -
                                                       ----------          ----------          ----------          ----------

Other income                               24                   -                   -              16,640               2,005
                                                       ----------          ----------          ----------          ----------

Income before income taxes                                132,742             129,534             181,668              21,888

Provision for income taxes:                 4
 - Current                                                (19,087)            (20,472)            (27,792)             (3,349)
 - Deferred                                                (3,600)                  -                   -                   -
                                                       ----------          ----------          ----------          ----------
                                                          (22,687)            (20,472)            (27,792)             (3,349)
                                                       ----------          ----------          ----------          ----------

Income before minority interests                          110,055             109,062             153,876              18,539

Minority interests                                        (58,447)            (54,967)            (77,342)             (9,318)
                                                       ----------          ----------          ----------          ----------

Net income                                                 51,608              54,095              76,534               9,221
                                                       ==========          ==========          ==========          ==========
Earnings per common share                  19                3.37                3.54                4.58                0.55
                                                       ==========          ==========          ==========          ==========
Numbers of shares outstanding              19          15,300,063          15,300,063          16,688,688          16,688,688
                                                       ==========          ==========          ==========          ==========

             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1995
                             AND DECEMBER 31, 1996

                             (Amounts in thousands)


                                                             1994                1995                1996                 1996
                                                              RMB                 RMB                 RMB                  US$
                                                             ----                ----                ----                 ----
Cash flows from operating activities:
 Net income                                                51,608              54,095              76,534                9,221
Adjustments to reconcile income to net
 cash provided by operating activities:
Minority interests                                         58,447              54,967              77,342                9,318
Depreciation                                               44,562              44,447              62,872                7,575
Loss/(gain) on disposal of fixed assets                         -               4,829                (670)                 (81)
Amortization of goodwill                                        -                   -                 847                  102
Exchange difference on secured
 promissory note                                                -                (650)                  -                    -
Reorganization expenses                                     7,307                   -                   -                    -
Amortization of present value discount
 on deferred asset                                              -                (783)               (783)                 (94)
Amortization of deferred debenture issue
 expenses                                                       -                   -                 446                   53
Debenture issue expense                                         -                   -              (3,733)                (449)

Decrease/(increase) in assets:
Accounts receivable                                      (261,184)             (1,312)            (49,605)              (5,977)
Inventories                                                     -             (25,756)                588                   71
Notes receivable                                          (80,457)           (107,824)             10,544                1,270
Prepaid VAT                                                     -             (40,429)             40,429                4,871
Other receivables                                          32,372             (21,086)            (12,866)              (1,550)
Receivable from disposal of
 an investment                                                  -                   -             (13,419)              (1,617)
Due from related companies                               (157,118)             32,994             (68,196)              (8,216)
Deferred tax asset                                          3,600                   -                   -                    -

Increase/(decrease) in liabilities:
Accounts payable                                           34,947             (41,836)             35,766                4,309
Notes payable                                                   -               4,000             (12,827)              (1,545)
Accrued liabilities and other payables                     18,361              40,531             (34,564)              (4,164)
Income tax payable                                          9,342              (3,468)             32,494                3,915
Taxes other than income                                    22,196              (3,375)             25,225                3,039
Due to related companies                                  129,031             (34,854)           (114,567)             (13,803)
Due to shareholders                                           674               2,350             (11,127)              (1,341)
                                                         --------            --------            --------             --------
Net cash provided by/(used in) operating
 activities                                               (86,312)            (42,377)             40,730                4,907

                                                                   Continued/...
             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1995
                       AND DECEMBER 31, 1996 (continued)

                             (Amounts in thousands)

                                             Notes        1994            1995            1996            1996
                                                           RMB             RMB             RMB             US$
                                                          ----            ----            ----            ----

Cash flows from investing activities:
Purchase of a subsidiary                      1,25           -            (731)              -               -
Disposal of long term investments                          263           5,561             426              51
Proceeds from disposal of fixed assets                       -             115           3,243             391
Additions of goodwill                                        -               -            (290)            (35)
Additions to fixed assets                             (153,213)        (92,571)       (167,430)        (20,172)
                                                      --------        --------        --------         -------
Net cash used in investing activities                 (152,950)        (87,626)       (164,051)        (19,765)
                                                      --------        --------        --------         -------

Cash flows from financing activities:
Proceeds from short term bank loans                    440,213         518,573         701,710          84,543
Repayment of short term bank loans                    (360,344)       (468,838)       (597,988)        (72,047)
Repayment of other loans                                     -               -         (33,810)         (4,073)
Redemption of debentures                               (10,000)              -               -               -
Repayment of secured promissory note                         -               -         (16,700)         (2,012)
Proceeds from issuance of convertible
 debentures                                                  -               -          95,450          11,500
Proceeds from sales of common stock,
 net of costs                                                -               -          36,085           4,347
Proceeds from long term bank loans                      68,424          54,289           1,283             155
Repayment of long term bank loans                            -         (12,043)              -               -
Advance from/(repayment to) shareholders                     -           3,320          (6,225)           (750)
                                                      --------        --------        --------         -------
Net cash provided by financing activities              138,293          95,301         179,805          21,663
                                                      --------        --------        --------         -------
Net increase/(decrease) in cash and
 cash equivalents                                     (100,969)        (34,702)         56,484           6,805
Cash and cash equivalents, at beginning
 of year                                               166,615          65,646          30,944           3,728
                                                      --------        --------        --------         -------

Cash and cash equivalents, at end of year               65,646          30,944          87,428          10,533
                                                      ========        ========        ========         =======

Income taxes paid                                       10,920          15,953               -               -

Interest paid
 (net of amounts capitalized)                           30,856          35,186          51,835           6,245

Non-cash transactions:

Financing lease arrangements                            14,590          15,873          17,269           2,081
Purchase of a subsidiary by issue
 of convertible stock                                        -          28,288               -               -
                                                      ========        ========        ========         =======

             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1995
                             AND DECEMBER 31, 1996

                             (Amounts in thousands)


                               Common     Preferred                Contributed                 Retained
                                stock         stock                    surplus     Reserves     earnings        Total
                                          Series A      Series B
                                  RMB           RMB          RMB           RMB          RMB          RMB          RMB
Balance at December 31,
 1993 (note 1)                     99        44,533            -       144,635            -            -      189,267

Reorganization expenses
 (note 23)                          -             -            -         7,307            -            -        7,307

Net income                          -             -            -             -            -       51,608       51,608

Appropriation to reserves
 (note 22)                          -             -            -             -       13,011      (13,011)           -
                                 ----        ------       ------       -------       ------      -------      -------

Balance at December 31,
 1994                              99        44,533            -       151,942       13,011       38,597      248,182

New issue (note 1)                  -             -       28,288             -            -            -       28,288

Net income                          -             -            -             -            -       54,095       54,095

Appropriation to reserves
 (note 22)                          -             -            -             -       12,255      (12,255)           -
                                 ----        ------       ------       -------       ------      -------      -------

Balance at December 31,
 1995                              99        44,533       28,288       151,942       25,266       80,437      330,565

New issue (note 1,21)               8             -            -        36,077            -            -       36,085

Net income                          -             -            -             -            -       76,534       76,534

Appropriation to reserves
 (note 22)                          -             -            -             -        2,600       (2,600)           -
                                 ----        ------       ------       -------       ------      -------      -------

Balance at December 31,
 1996                             107        44,533       28,288       188,019       27,866      154,371      443,184
                                 ====        ======       ======       =======       ======      =======      =======

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

          Sunbase Asia, Inc. ("the Company") entered into a share exchange agreement ("Share Exchange Agreement") with Asean Capital Limited ("Asean Capital") on December 2, 1994. Pursuant to the Share Exchange Agreement and certain subsequent changes thereto, as agreed between the Company and Asean Capital, and further to a board resolution of the Company on March 31, 1995, the Company issued 10,261,000 common stock shares, 36 shares of Series A convertible preferred stock and a US$5 million secured promissory note to Asean Capital in exchange for the entire issued share capital of China Bearing Holdings Limited ("China Bearing").

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

          China Bearing is a holding company which was established to acquire, on March 8, 1994, a 100% interest in China International Bearing (Holdings) Company Limited ("China International") at a nominal consideration of HK$0.002 on March 8, 1994. China International was incorporated in Hong Kong on June 23, 1993 to act as the holding company of Harbin Xinhengli Development Co. Ltd. ("Harbin Xinhengli") and Harbin Sunbase Development Co. Ltd. ("Harbin Sunbase"), Sino-foreign equity joint ventures in the People's Republic of China ("China" or the "PRC") established on September 18, 1993 and January 28, 1993, respectively, and to acquire, in aggregate, a 51.6% interest in Harbin Bearing Company Limited ("Harbin Bearing"). China International has a 99.9% equity interest in Harbin Xinhengli and a 99.0% equity interest in Harbin Sunbase, which hold 41.6% and 10.0%, respectively, equity interests in Harbin Bearing. The aggregate cash consideration contributed by Harbin Xinhengli and Harbin Sunbase to Harbin Bearing was RMB232.1 million for the acquisition of the 51.6% interest in Harbin Bearing.

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

          However, certain assets which included accounts receivable and construction in progress, and certain liabilities which included a long term bank loan, were not transferred to Harbin Bearing. Harbin Bearing has accounted for all new sales and subsequent collections effective from January 1, 1994 and has assisted the Predecessor in the collection of its outstanding accounts receivable incurred prior to the reorganization at no cost.

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

          Details of the equity capital of Harbin Bearing are as follows:


                                              Contribution
                                             to registered     Ownership
                                                   capital    percentage
                                               RMB million

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

          The assets acquired and the liabilities assumed by Harbin Bearing from the Predecessor which included certain fixed assets revalued by the State Administration of Assets Bureau, were revalued on December 31, 1993 at the then respective fair values. The book value of the net assets so transferred was RMB150,000. After giving effect to the principal adjustments in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") as explained in Note 2 below, the fair value of the net assets transferred to Harbin Bearing from the Predecessor was RMB173,118. The total fair value of the net assets of Harbin Bearing after taking into account the cash received from the other investors totalled RMB473,118.

          China International completed its acquisition of an effective interest of 51.4% in Harbin Bearing through Harbin Xinhengli and Harbin Sunbase on December 28, 1993. Harbin Holdings together with certain individual investors retained 48.4% and the remaining 0.2% was held by the joint venture partners of Harbin Xinhengli and Harbin Sunbase.

          On December 29, 1995, the Company entered into a reorganization agreement ("Reorganization Agreement") with Southwest Products Company ("Southwest"), a company incorporated in the United States of America, and the shareholders of Southwest for the acquisition of 100% of the issued common stock of Southwest.

          Pursuant to the Reorganization Agreement, a wholly-owned subsidiary of the Company was incorporated for the purpose of merging with Southwest pursuant to a separate merger agreement. In connection with the merger, the Company issued an aggregate of 6,800 shares of Series B convertible preferred stock ("Series B stock") to the then shareholders of Southwest or their designates. At the option of the Series B stockholders, the stock may be redeemed at US$500 per Series B share by the Company from the proceeds of the next permanent equity offering, the net proceeds of which will be designated for such redemption. Any shares not so redeemed will automatically be converted into common stock shares at the rate of 100 common stock shares per Series B stock. If the aforesaid public offering or the redemption are not effected within two years from the date of issue of the Series B stock, the stock will automatically be converted into common stock at the rate of 100 common stock shares per Series B stock. As preferred shares, the shares carry 100 votes per share and are entitled to the same dividend as the common shareholders on the basis as if the preferred shares had been converted to common stock shares at the conversion rate as noted above.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

          This transaction has been treated as a business combination and is accounted for under the purchase method of accounting. However, since the acquisition was consummated on December 31, 1995, the results of Southwest for the year then ended have not been consolidated into the Company in 1995.

          Southwest is a manufacturer of spherical bearings and supplies its products to the aerospace, commercial aviation and other industries around the world. Its major customers are in the United States of America. Southwest also has an interest in a Shanghai Joint Venture. As a result of a lack of information available with respect to the financial condition of the Shanghai Joint Venture, management of the Company was unable to determine the fair value of the 28% equity interest in the Shanghai Joint Venture owned by Southwest. Accordingly, the Company did not allocate any portion of the Southwest purchase consideration to the investment in the Shanghai Joint Venture at December 31, 1995. Information obtained in 1996 by the Company have confirmed this basis of allocation of Southwest purchase consideration in respect of its investment in the Shanghai Joint Venture.

          The following unaudited pro forma information for the years ended December 31, 1995 and 1994 are prepared on the basis as if the acquisition of Southwest and China Bearing by the Company had occurred prior to January 1, 1994. The unaudited pro forma information for the year ended December 31, 1994 is presented after taking into account the effect of the following pro forma adjustments in respect of the acquisition of Southwest and China Bearing by the Company:

     (a)  interest expense in respect of the US$5 million secured promissory note issued pursuant to the restructuring of the Company for the acquisition of China Bearing;

     (b) reversal of the reorganization expenses incurred for the aforesaid restructuring as if the reorganization were completed prior to January 1, 1994; and

     (c) amortization of goodwill and the effect of the increment of fair values on assets arising from acquisition of Southwest.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

          The following pro forma financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the acquisitions and the reorganization been in effect on January 1, 1994 or which may occur in the future.

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

2.   BASIS OF PRESENTATION

          These consolidated financial statements incorporate the results of operations of the Company and its subsidiaries (hereinafter referred to as the "Group") on the basis that the Group with all its present components had been so constituted during the three year period ended December 31, 1996, except for Southwest, the acquisition of which was completed on December 31, 1995. All material intra-group transactions and balances have been eliminated on consolidation.

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

          The principal adjustments made to conform the statutory accounts of Harbin Bearing to U.S. GAAP included the following:

     o    Revenue recognition;

     o    Provision for doubtful accounts receivable;

     o    Provision for inventory obsolescence;

     o    Valuation of inventories;

     o Accounting of assets financed under capital leases as assets of the Company together with the corresponding liabilities; and

     o    Deferred taxation.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


2.   BASIS OF PRESENTATION (continued)

          The financial information has been prepared in Renminbi (RMB), the national currency of China. Solely for the convenience of the reader, certain elements of these financial statements have been translated into United States dollars prevailing at the People's Bank of China on December 31, 1996 which was US$1.00 = RMB8.3. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or any other certain rate on December 31, 1996.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)  Cash and bank balances

          Cash and bank balances include cash on hand and demand deposits with banks with an original maturity of three months or less.

          (b)  Inventories

          Inventories are stated at the lower of cost, on a first-in, first-out basis, or market value. Work in progress and finished goods include direct materials, direct labor and an attributable proportion of production overheads.

          (c)  Fixed assets and depreciation

          Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation of property, machinery and equipment is computed using the straight-line method over the assets' estimated useful lives. The estimated useful lives of property, machinery and equipment are as follows:

          Buildings                                       20 years

          Machinery and equipment                       8-10 years

          Motor vehicles                                 3-5 years

          Furniture, fixtures and office equipment         5 years

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

          (e)  Income taxes

          The income taxes reflect the accounting standards in Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes".

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (h)  Goodwill

          Goodwill represents the excess of the consideration paid for the purchase of a subsidiary over the fair value of the net assets of businesses acquired and is being amortized over a fifteen year period. The carrying value of goodwill is assessed on an on-going basis.

          (i)  Stock Options

          As the Company has elected to follow the accounting method under APB25, accounting for stock based compensation is based on the intrinsic value method. The compensation cost to record is based on the difference between the fair value of the share and the exercise price at the time both the number of options the employee is entitled to receive and the exercise price is known. This compensation cost is recognized over the period the employee performs the related services.

          (j)  Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


4.   INCOME TAXES (continued)

          Harbin Xinhengli and Harbin Sunbase are subject to Chinese income taxes at the applicable tax rates of 30% for Sino-foreign equity joint venture enterprises. Dividend income by China Bearing from the joint venture enterprises received is exempt from any Chinese income taxes.

          The applicable tax rate for joint stock limited enterprises in China is 33% which is levied on the taxable income as reported in the statutory accounts adjusted for taxation in accordance with the relevant income tax laws applicable to joint stock limited enterprises. Income of Harbin Bearing, being a joint stock limited company registered in the Special Economic and Technological Development Zone in the Municipal City of Harbin, is normally subject to a maximum income tax rate of 20%. Pursuant to the same income tax basis applicable to the Special Economic and Technological Development Zone, Harbin Bearing has been designated a high technology production enterprise and is entitled to a special income tax rate of 15%.

          The Company has undertaken not to require China Bearing to make any distribution of dividends and the directors of Harbin Xinhengli and Harbin Sunbase have decided not to distribute any dividend income related to income earned for the year received from Harbin Bearing outside of China. As a result, deferred income taxes have not been accrued in the financial statements in respect of income distributions. The determination of amount of the unrecognized deferred tax liability for temporary differences related to such investments in foreign subsidiaries is not practicable.

          At December 31, 1996, Southwest had pre-acquisition net operating losses of US$370. Pursuant to Internal Revenue Code Section 382 of the United States of America (IRC Section 382), the annual utilization of pre-acquisition net operating losses' carry forwards is limited to approximately US$196. No deferred tax asset was recognized on these pre-acquisition losses in the allocation of the purchase price. In addition, Southwest has post-acquisition net operating losses of US$1,400 generated from domestic sources, expiring through 2010, which is not subject to IRC
     Section 382 limitation. The deferred tax asset of US$318 arising from such net operating losses has not been provided for in the financial statements.

          The reconciliation of the effective income tax rates based on income before income taxes stated in the consolidated statement of income to the statutory income tax rate in China applicable to the Company's major operating subsidiary is as follows:

                                                Year ended December 31,
                                             1994         1995        1996
          Effect of
           - statutory tax rate              15.0%        15.0%       15.0%
          Permanent difference                2.0%         0.8%        0.3%
                                             ----         ----        ----

                                             17.0%        15.8%       15.3%
                                             ====         ====        ====

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


5.   RESTRICTED CASH AND BANK BALANCE

          A United States dollars time deposit of US$1,830 (RMB15,189) is pledged to a bank to secure banking facilities granted to the Group at December 31, 1996.


6.   ACCOUNTS RECEIVABLE

          Accounts receivable comprise:

                                                              December 31,
                                                         1995               1996
                                                          RMB                RMB

     Accounts receivable - trade                      278,113            331,716
     Less: Allowance for doubtful debts               (13,927)           (17,925)
                                                     --------           --------

     Accounts receivable, net                         264,186            313,791
                                                     ========           ========
     Movement of allowance for doubtful debts
       Balance as at January 1,                        11,300             13,927
       Provided during the year                         2,627              3,998
                                                     --------           --------
                                                       13,927             17,925
       Less: Allowance utilized during the year             -                  -
                                                     --------           --------

       Balance as at December 31,                      13,927             17,925
                                                     ========           ========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


7.   INVENTORIES

     Inventories comprise:

                                                                December 31,
                                                            1995            1996
                                                             RMB             RMB

     Raw materials                                       105,132         102,856
     Work in progress                                    104,697         121,847
     Finished goods                                      271,477         257,121
                                                         -------         -------
                                                         481,306         481,824
     Less: Write-down for obsolescence                    (4,309)         (5,415)
                                                         -------         -------

     Inventories, net                                    476,997         476,409
                                                         =======         =======
     Movement of allowance for obsolescence
       Balance as at January 1,                           19,016           4,309
       Provided during the year                            1,098           1,415
       Obsolete inventories sold during the year         (15,805)           (309)
                                                         -------         -------

       Balance as at December 31,                          4,309           5,415
                                                         =======         =======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


8.   FIXED ASSETS

                                                        December 31,
                                                       1995        1996
                                                        RMB         RMB

     Buildings                                       68,725      71,151
     Machinery and equipment                        402,390     492,493
     Motor vehicles                                  16,712      18,650
     Furniture, fixtures and office equipment         5,110       6,553
     Construction in progress                       141,757     206,433
                                                    -------    --------
                                                    634,694     795,280
     Less: Accumulated depreciation                 (80,608)   (139,209)
                                                    -------    --------

                                                    554,086     656,071
                                                    =======    ========

     The total amount of interest capitalized during the year and included in the above fixed assets is RMB19,473 (1995: RMB10,411).

     The Group's buildings are located in the PRC and the land on which the Group's buildings are situated is State-owned.

     The gross amounts of assets recorded under capital leases and the accumulated depreciation are analyzed as follows:

                                                        December 31,
                                                       1995       1996
                                                        RMB        RMB

     Machinery and equipment                        150,337    150,337
     Motor vehicles                                   4,181      4,181
     Furniture, fixtures and office equipment           927        927
                                                    -------    -------
                                                    155,445    155,445
     Less: Accumulated depreciation                 (40,742)   (61,114)
                                                    -------    -------

                                                    114,703     94,331
                                                    =======    =======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


9.   DEFERRED ASSETS


                                                            December 31,
                                                         1995         1996
                                                          RMB         RMB

     Deferred valued added tax ("VAT") receivable        38,860       38,860
       Less: Offset against VAT payable                 (18,378)     (18,378)
                                                        -------      -------
                                                         20,482       20,482
       Less: Present value discount                      (2,348)      (1,565)
                                                        -------      -------
                                                         18,134       18,917
                                                        -------      -------

     Deferred debenture issue expenses                        -        3,733
       Less: Amortization                                     -         (446)
                                                        -------      -------
                                                              -        3,287
                                                        -------      -------

                                                         18,134       22,204
                                                        =======      =======

          Deferred VAT receivable arose from the introduction of the new PRC VAT system on January 1, 1994. This asset was calculated and accounted for in accordance with governmental directive by applying the 14% VAT rate to certain inventory values as at December 31, 1993, with the effect of reducing the value of certain opening inventories of Harbin Bearing as at January 1, 1994 by the same amount. A detailed directive regarding the utilization of the deferred VAT receivable was issued in May 1995 by the Ministry of Finance and the State General Tax Bureau pursuant to which the Group is permitted to offset the balance of RMB38,860 against its VAT payable within a period of five years starting from January 1, 1995. Accordingly, a discount has been applied using Harbin Bearing's average borrowing rate over the estimated period of recovery.

          No offset of VAT payable against the deferred VAT receivable brought forward from last year was made in the current year as the offset in prior years has been accelerated prior to the approval of the offset by the China tax authority at the end of 1995. The remaining balance of the deferred VAT receivable will be offset against VAT payable over the coming three years.

          Deferred debenture issue expenses represented costs incurred for the issue of convertible debentures on August 23, 1996. The total amount of deferred expenses incurred of RMB3,733 are being amortized on a straight-line basis over the terms of the debentures of three years.


10.  LONG TERM INVESTMENTS

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


11.  GOODWILL

     Goodwill comprised:

                                              1995        1996
                                               RMB         RMB

          Balance at beginning of year           -      12,144
          Addition                          12,144         290
                                            ------      ------
                                            12,144      12,434

          Less: Amortization                     -        (847)
                                            ------      ------

                                            12,144      11,587
                                            ======      ======

          The goodwill arose as a result of the acquisition of Southwest on December 31, 1995. The current year addition represents a legal fee in respect of the acquisition completed in 1995. No amortization was provided in 1995 as the acquisition was completed on December 31, 1995.


12.  SHORT TERM BANK LOANS

          The short term bank loans bear interest at a weighted average rate of 12.5% and 14% per annum for the years ended December 31, 1996 and 1995, respectively, and are repayable within one year.


13.  NOTES PAYABLE

          Included in the total amount in 1995 was an amount of RMB11,627 which represented a long term note payable to a bank. The Group was in the process of refinancing the note and accordingly the amount was classified under current liabilities as at December 31, 1995. The amount was repaid in 1996.


14.  OBLIGATIONS AND COMMITMENTS

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

14.  OBLIGATIONS AND COMMITMENTS (continued)

          The lease obligations for the machinery and equipment, furniture, fixtures and office equipment and motor vehicles have an implicit annual interest rate at 8.46%. The scheduled non-cancellable future minimum lease payments as of December 31, 1996 were as follows:

                                                      December 31,
                                                              1996
                                                               RMB

          Year ending December 31,
          1997                                              27,183
          1998                                              27,183
          1999                                              25,927
          2000                                              25,927
          2001                                              25,927
                                                           -------
          Total minimum lease payments                     132,147
          Less: Amount representing interest               (24,435)
                                                           -------
          Present value of minimum lease payments          107,712
          Less: Current portion                            (18,788)
                                                           -------

                                                            88,924
                                                           =======

          The lease rentals paid during the year amounted to RMB27,183 (1995:RMB27,183), out of which RMB9,914 (1995: RMB11,310) was the interest portion.

          (b)  Obligations under operating leases

          Non-cancellable operating leases commitments payable in the next five years are as follows:

                                                      December 31,
                                                              1996
                                                               RMB

          Year ending December 31,
          1997                                               6,259
          1998                                               6,259
          1999                                               2,508
          2000                                               2,508
          2001                                               2,508
                                                             -----

                                                            20,042
                                                            ======

          The lease rentals recorded as expenses in respect of operating leases during the year amounted to RMB6,259 (1995:RMB6,259).

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

14.  OBLIGATIONS AND COMMITMENTS (continued)

          The Company has an option to extend the terms of the current operating lease in respect of the buildings which will expire on December 31, 1998, for another five years at market rent. The current annual rental of the building is RMB3,751 (US$452).

          As of December 31, 1996, the Group had outstanding commitments for capital expenditure of RMB32,448 (US$3,910) (1995: RMB46,027 (US$5,532);
     1994: RMB91,500 (US$10,919)).

15.  OTHER LOANS

          The loans due to the employees of Harbin Bearing, were unsecured and bore interest at 15% per annum. The loans, together with the accumulated interest, were repaid in full in 1996.


16.  SECURED PROMISSORY NOTE

          The secured promissory note (the "Note") at December 31, 1995 was issued to Asean Capital in connection with the Share Exchange Agreement as detailed in Note 1 and was secured by a continuing security interest in and to all of the Company's title and interest in the outstanding capital stock of China Bearing.

          The Note is denominated in United States dollars, is repayable in full in United States dollars on December 31, 1996 and bears interest at 8% per annum.

          Pursuant to a subscription agreement dated August 2, 1996 entered into between the Company, certain of its subsidiaries, the convertible debentures holders and Asean Capital (the "Subscription Agreement") as more fully described in Note 18 below, Asean Capital has made an irrevocable and unconditional undertaking that it will not demand repayment of the Note unless the Company has sufficient cash flows for working capital, debt repayment and capital expenditure for the ensuing twelve month period and the repayment will only be made according to the repayment schedule defined in the Subscription Agreement. US$2 million was repaid during the year and the remaining US$3 million will be repaid in two installments during the twelve month periods ending July 31, 1998 and July 31, 1999.


17.  LONG TERM BANK LOANS

          The long term bank loans are principally loans borrowed to finance the construction in progress. The loans are unsecured, bear fixed interest rates ranging from 3.7% to 9.25% per annum. Current portion of the loans, repayable in 1997, is included in current liabilities. Included in the long term portion of the loans are RMB31,000 repayable in 1998 and RMB4,000 repayable in 1999.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


18.  CONVERTIBLE DEBENTURES

          These represent US$11,500 convertible debentures ("Convertible Debentures") issued by China Bearing to certain institutional investors on August 23, 1996 pursuant to a Subscription Agreement dated August 2, 1996. Unless the Convertible Debentures have been converted, they are due and payable in August 1999 (the "Maturity Date"). The investors have the right to convert at any time, in whole or in part, the principal amount of the debenture into 2,300,000 shares of the Common Stock of the Company based on the initial conversion price (the "Conversion Price")of US$5.00 per share, subject to certain adjustments in relation to the capital structure, changes to profits and reserves of the Company. The Convertible Debentures bear interest at the rate of the higher of (i) 5% per annum (net of withholding tax, if applicable) and (ii) the percentage of the dividend yield calculated by reference to dividing the annual dividend declared per share of Common Stock of the Company by the Conversion Price.

          The Convertible Debentures are required to be redeemed on the Maturity Date at their principal amount then outstanding together with any accrued but unpaid interest together with an amount that would enable the investors to yield an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, should an event of default occur, the Convertible Debentures are automatically due and payable at the principal amount outstanding together with accrued interest and an amount that would enable the investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default are defined to include the change in listing status of the Company and the failure of the Company to achieve certain financial targets.

          As a result of the foregoing, although the Convertible Debentures bear a face rate of interest of 5% per annum, interest is accrued on these financial statements at the rate of 12% per annum. The obligations of China Bearing under the Convertible Debentures are guaranteed by the other members of the Sunbase Group Companies, including Asean Capital Limited, China International Bearing Holding Limited, and Southwest Products Company (hereinafter collectively referred to as the "Guarantors"). The Guarantors have given certain negative pledges over the creation of securities interest for as long as any of the Convertible Debentures remain outstanding.


19.  NUMBER OF SHARES/EARNINGS PER SHARE

          As detailed in Notes 1 and 21 to the financial statements, the Company issued new shares in 1995 and 1996.

          The earnings per common stock share for the years ended December 31, 1994 and 1995, which excludes the results of Southwest, are calculated using the common stock and common stock equivalents, after assuming that all convertible preferred stocks except those issued in connection with the acquisition of Southwest, have been converted into common stock, as if these shares had been outstanding throughout all periods presented

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


19.  NUMBER OF SHARES/EARNINGS PER SHARE (continued)

          The earnings per common stock share for the year ended December 31, 1996, which includes the results of Southwest, is calculated using the common stock and common stock equivalents, after assuming that (i) all convertible preferred stocks have been converted into common stock, as if these shares had been outstanding throughout the period presented; and (ii) all stock options have been exercised for subscription of common stock.

          The fully diluted earnings per share for 1996 is calculated to be RMB4.59 (US$0.55) based on the assumptions that the conversion rights under the Convertible Debentures had been fully exercised on August 23, 1996. On this basis, the net income calculated by adding back the interest expenses on the Convertible Debentures net of income tax is RMB80,612 (US$9,712) and the adjusted number of shares outstanding is 17,549,712.

          The exercise of outstanding stock options and warrants is not included as part of the assumption in the calculation of fully diluted earnings per share as the share price of the Company as at December 31, 1996 was lower than the exercise prices.

          The pro forma earnings per common share for the years ended December 31, 1994 and 1995, which include the results of Southwest, as stated in
     Note 1, is calculated by including all the convertible preferred stocks.


20.  FOREIGN CURRENCY EXCHANGE

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

          On January 1, 1994, the People's Bank of China introduced a managed floating exchange rate system based on the market supply and demand and proposed to establish a unified foreign exchange interbank market amongst designated banks. In place of the official rate and the swap center rate, the People's Bank of China publishes a daily exchange rate for Renminbi based on the previous day's dealings in the interbank market. It is expected that swap centers will be phased out in due course.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


20.  FOREIGN CURRENCY EXCHANGE (continued)

          However, the unification of exchange rates does not imply the full convertibility of Renminbi into United States dollars or other foreign currencies. Payments for imported materials and the remittance of earnings outside of China are subject to the availability of foreign currency which is dependent on the foreign currency denominated earnings of the entity or allocated to the Company by the government at official exchange rates or otherwise arranged through a swap center with government approval.
     Approval for exchange at the exchange center is granted to enterprises in China for valid reasons such as purchases of imported goods and the remittance of earnings. While the conversion of Renminbi into United States dollars or other foreign currencies can generally be effected at the exchange center, there is no guarantee that it can be effected at all times.

          The reserves retained in the Chinese subsidiaries of the Group amounted to RMB27,866.


21.  CONTRIBUTED SURPLUS

          As part of the reorganization of Sunbase Asia, Inc. on December 2, 1994 as detailed in Note 1 above, the entire share capital and contributed surplus of China Bearing were acquired by Sunbase Asia, Inc. The consideration for the shares in China Bearing on the basis that the reorganization took place on December 31, 1993 was as follows:

                                                         RMB            US$

     Common stock, paid-up capital                        99             12
     Convertible preferred stock                      44,533          5,314
     Promissory note                                  42,250          5,042
     Contributed surplus                             144,635         17,260
                                                     -------         ------
     Net asset value of China Bearing
      at December 31, 1993                           231,517         27,628
                                                     =======         ======

          The net assets of China Bearing were allocated first to the legal paid-up capital at the par value of US$0.001 per share of 11,700,063 shares. The amount of net assets allocated to the convertible preferred stock was based on the total equivalent common shares attributable to the preferred stock. The remaining net assets were allocated to the contributed surplus. As more fully explained in Note 23, reorganization expenses of RMB 7,307 were credited to contributed surplus pursuant to the Share Exchange Agreement in 1994.

          The respective features of common stock and convertible preferred stock are detailed in Note 1 to the financial statements.

          On June 10, 1996, the Company issued an additional 1,000,000 shares of common stock with a par value of RMB 0.0083 (US$0.001) at RMB 41.5 (US$5.00) per share. Total share premium on the new issue of shares amounted to RMB36,077 after deducting the direct expenses arising on the issue of these shares of RMB5,415 from the gross premium of RMB41,492.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


22.  DISTRIBUTION OF PROFITS AND APPROPRIATIONS TO RESERVES

          According to the relevant laws and regulations for joint stock limited enterprises and Harbin Bearing's articles of association, the distribution of profits by Harbin Bearing is based on the profits as reported in its statutory accounts prepared under PRC GAAP after the following allocations and appropriations:

     (a)  making up any accumulated losses;

     (b) transferring 10% of its profit after taxation to the statutory surplus reserve;

     (c) transferring 5% to 10% of its profit after taxation to a collective welfare fund; and

     (d) transferring a certain amount of its profit after taxation to a discretionary surplus reserve.

          The following appropriations were made and are further described below:

                                         Year ended December 31,
                                       1994        1995       1996
                                        RMB         RMB        RMB

     Statutory surplus reserve        8,674       8,170      1,733
     Collective welfare fund          4,337       4,085        867
                                     ------      ------      -----

                                     13,011      12,255      2,600
                                     ======      ======      =====

          The collective welfare fund must be used for capital expenditure on staff welfare facilities. Such facilities are for staff use, but are owned by Harbin Bearing.

          The distributable retained earnings of the Group as of December 31, 1996, after taking into account the above restrictions and appropriations and based on the PRC statutory accounts of Harbin Bearing, amounted to RMB70,849.


23.  REORGANIZATION EXPENSES

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

24.  OTHER INCOME

          This represents a gain on the sale of investment in a subsidiary by China Bearing to a third party amounting to RMB16.6 million. The only asset of the subsidiary was a residential property in Hong Kong which was purchased during the year.


25.  NOTE TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Purchase of a subsidiary

                                                          December 31,
                                                                  1995
                                                                   RMB
     Net assets acquired:
       Cash and bank balance                                        18
       Accounts receivable                                       1,690
       Inventories                                               7,718
       Other receivables                                           487
       Fixed assets                                             29,611
       Accounts payable                                         (6,188)
       Notes payable                                           (11,627)
       Accrued liabilities                                      (4,816)
                                                               -------
                                                                16,893
       Goodwill                                                 12,144
                                                               -------

                                                                29,037
                                                               =======
     Satisfied by:
       Shares issued                                            28,288
       Current account                                             749
                                                               -------
                                                                29,037
                                                               =======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


26.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

          During the year, the Group had transactions with a number of related parties. The major related party transactions are summarized as follows and described in further detail below:

                                                       Year ended December 31,
     Nature of transactions                      Notes      1994      1995      1996
                                                             RMB       RMB       RMB

     Revenue:
     Sales of products                            (a)     63,994   103,111   232,338

     Leases of equipment capital payments         (b)     14,590    15,873    17,270

     Expenses:
     Leases of buildings                          (c)      3,751     3,751     3,751
     Land use rights                              (d)      2,508     2,508     2,508
     Management and administrative services       (e)     17,416    19,126    21,705
     Trademark royalty fees                       (f)      3,599     3,362     4,306
     Pension and retirement plan expenses         (g)     16,769    18,394    20,681
     Finance charges on leases of equipment       (b)     12,593    11,310     9,914
     Interest on promissory note                  (h)          -     3,320     2,905

     (a)  Significant sales to related companies

          Harbin Bearing made sales of RMB14,549 (1995: RMB42,855; 1994:
          RMB46,578) and RMB203,442 (1995: RMB40,257; 1994: RMB7,832) to Harbin
          Bearing Import & Export Company ("HBIE") and Xin Dadi Mechanical and Electrical Equipment Company ("Xin Dadi"), related companies owned by the Harbin Municipal Government, respectively, during the current year. As at December 31, 1996, the amounts of trade receivables from HBIE and Xin Dadi included under due from related companies were RMB49,792 (1995: RMB65,520; 1994: RMB54,496) and RMB107,597 (1995: RMB
          Nil; 1994: RMB9,164), respectively. An amount due to Xin Dadi is included in due to related companies as at December 31, 1995 at RMB105,171, representing advance payment received in respect of future sales.

     (b)  Leases of equipment

          Harbin Bearing has entered into an eight year lease agreement with Harbin Precision to lease machinery and equipment and a five year lease agreement with Harbin Precision to lease motor vehicles, furniture, fixtures and equipment related to the business at an initial annual rental of RMB25,927 (US$3,124) and RMB1,256 (US$151), from January 1, 1994 to December 31, 2001 and from January 1, 1994 to December 31, 1998, respectively. Options to extend the leases and to purchase the leased assets have been granted to Harbin Bearing upon expiry of the initial leases. All these leases are treated as capital leases.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


26.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     (c)  Leases of buildings

          Harbin Bearing has entered into a five year lease agreement with Harbin Precision to lease buildings related to the operation of Harbin Bearing with effect from January 1, 1994 at an initial annual rental of RMB3,751 (US$452). The initial lease will expire on December 31, 1998 and Harbin Bearing has been granted an option to extend the lease at market rent for another five years. This lease is treated as an operating lease.

     (d)  Land use rights

          The municipal government has allocated to Harbin Holdings the right to use the parcels of land on which Harbin Bearing's operations are conducted. Harbin Holdings has agreed to lease the land on which the main factory is situated to Harbin Bearing in return for an initial annual rental of RMB2,508 (US$302) effective from January 1, 1994 subject to future adjustments in accordance with changes in the government fees.

     (e)  Management and administrative services agreements

          In 1994, Harbin Bearing and Harbin Holdings entered into a management and administrative services agreement. The agreement provides for the payment by Harbin Bearing of an annual fee of RMB20,764 (US$2,502) (1995: RMB18,876; 1994: RMB17,160) in connection with services for medical, heating, education and other staff-related benefits provided by Harbin Holdings for a term of three years. The fees are subject to an annual 10% inflation adjustment. The costs of these services were previously fully paid by the Predecessor and have now been superseded by the above agreement.

          In 1996, the Company paid a total amount of RMB941 to Sunbase International (Holdings) Limited ("Sunbase International") for a reimbursement of the expenses incurred on the Company's behalf.

          Agreements were also entered into by Harbin Bearing with Harbin Xinhengli and Harbin Sunbase, in respect of general management services to be provided by the joint ventures from January 1, 1994 to December 31, 1996 at an annual fee of RMB150 (US$18) payable to each of the joint ventures.

          An agreement was entered into between China Bearing and Sunbase International, a majority shareholder of the Company, in respect of general management and administrative services at an annual fee of RMB250 (US$30) for the year ended December 31, 1994 and 1995. In addition, China Bearing is to reimburse Sunbase International for administrative services rendered on behalf of China Bearing at cost. No additional administrative services were rendered by Sunbase International in the current year. No such management fees were paid for the year ended December 31, 1996.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


26.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     (f)  Trademark license

          Pursuant to a trademark license agreement, Harbin Holdings has granted Harbin Bearing the right to use the "HRB" trademark. Harbin Bearing is required to pay a royalty cost calculated on an annual basis at 0.5% of the net sales of Harbin Bearing effective from January 1, 1994 to December 31, 2003 and at 0.3% of the net sales from January 1, 2004 to December 31, 2013. The trademark license can be transferred to Harbin Bearing thereafter upon mutual agreement between the two parties and subject to the relevant laws in China.

          The trademark royalty paid by Harbin Bearing during 1994, 1995 and 1996 amounted to RMB3,599, RMB 3,362, RMB4,306, respectively.

     (g)  Pension and retirement plan

          Pursuant to an agreement on December 31, 1993, Harbin Bearing is required to make an annual payment to Harbin Holdings as its contribution to the pension scheme for all staff retiring after December 28, 1993. Such annual payment is based on the standard contribution as required by government regulations calculated at 20% of salary up to the period ended June 30, 1996 and at 22% with effective from July 1, 1996. Harbin Holdings is then responsible for the entire pension payment to staff who have retired after December 28, 1993. Harbin Holdings has undertaken to bear all pension payments to staff who have retired before December 28, 1993. This agreement was entered into on the condition that no compulsory rules and regulations are implemented by the government such that Harbin Bearing has to be directly responsible for any pension payments.

          The contributions to the pension scheme made by Harbin Bearing in 1994, 1995 and 1996 amounted to RMB16,769, RMB18,394 and RMB20,681, respectively.

     (h)  Interest on promissory note

          The promissory note was issued to Asean Capital in connection with the Share Exchange Agreement as detailed in Note 1 and bears interest at 8% per annum.

          Management expects that the arrangements detailed in (b), (c) and (d) above will be renewed after the initial contract term.

          As described further in Note 1, on December 2, 1994, in consideration for the purchase of its interest in China Bearing, the Company issued common shares and preferred shares to, and assumed vendor financing from Asean Capital Limited. The vendor financing provided from Asean Capital was in the form of a US$5,000 secured promissory note which is secured on the shares of China Bearing (See Note 16).

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


27.  OPERATIONS WITH STATE-OWNED ENTERPRISES

          Harbin Bearing is owned as to 33% by Harbin Holdings which is a separately established enterprise controlled by and under the administration of the Harbin Municipal Government. Substantially all of the business undertaken by Harbin Bearing during the year has been effected with State-owned enterprises in China and on such terms as determined by the relevant Chinese authorities.


28.  FINANCIAL INSTRUMENTS

          The carrying amount of the Company's cash and bank balances approximates their fair value because of the short maturity of those instruments.

          An estimate of the fair value of the Company's borrowings based on the interest rates currently available for borrowings with similar terms and average maturities is RMB540 million as compared to the carrying amount of the Company's borrowings of RMB610 million.


29.  SEGMENT DATA

          The Group mainly operates in the ball bearing industry in China through Harbin Bearing, its 51% subsidiary, which generated 100% of the Group's net sales in 1994 and 1995. During the year, the Group also operated in the ball bearing industry in the United States of America through Southwest Products, its wholly-owned subsidiary, which generated less than 10% of the Group's net sales in the year.


30.  CONCENTRATION OF RISK

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


30.  CONCENTRATION OF RISK (continued)

     (b)  Trade receivables

          The Company manufactures and sells general and precision ball bearings to diversified industries in China. The Company has long standing relationships with most of its customers and generally does not require collateral. There is no concentration of receivables in any one specific industry except for the outstanding receivable balance with a distributor, Xin Dadi which has a receivable balance of RMB107,597 as at December 31, 1996.

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


31.  STOCK OPTION PLAN

          On January 2, 1996, the Company's Board of Directors adopted a stock option plan (the "Plan"). The Plan permits the directors to grant options to purchase an aggregate of up to 2,500,000 shares of the common stock of the Company.

          All incentive stock options have option exercise prices per option share not less than the fair market value of a share of the common stock on the date the option is granted, except that in the case of incentive stock options granted to any person possessing more that 10% of the total combined voting power of all classes of stock of the Company or any affiliate of the Company, the price may not be less than 110% of such fair market value. The Plan terminates on the earlier of either the date on which no additional shares of common stock are available for issuance under the Plan, or January 2, 2006. Up to the year ended December 31, 1996, options were granted to certain executives to purchase an aggregate of 2,050,000 shares of the common stock of the Company.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

31.  STOCK OPTION PLAN (continued)

          Up to the year ended December 31, 1996, options were granted to certain executives to purchase an aggregate of 2,050,000 shares of the common stock of the Company. The option exercise prices per option share were the same as the market value of a share of the common stock on the date the option was granted, except that the exercise price of 160,000 options granted to an executive, was lower than the market value of the common stock on the date the option was granted.

          On July 1, 1996, the Compensation Committee of the Company granted 1,250,000 stock options to three executives, including two directors of the Company, on the following terms:

                                      Exercise price/Share            Number of Shares
          Vesting schedule                             US$           per option rights
          ----------------            --------------------           -----------------

          January 16, 1996                           6.375                     415,000
          January 16, 1997                           6.375                     415,000
          January 16, 1998                           6.375                     420,000
                                                                             ---------
                                                                             1,250,000
                                                                             =========

          Pursuant to the Plan and in accordance with the provisions of an employment agreement entered into between the Company and a director, the Company granted, on January 16, 1996, the option to purchase an aggregate of up to 800,000 shares of common stock of the Company. The option is intended by the Company and the beneficiary to be, and will be treated as, an incentive stock option. The beneficiary may exercise the options that have vested and purchase shares of the common stock as follows:

                                            Exercise price
                                        of the option vest             Number of
                                      after each such year                Shares
          Vesting schedule                             US$           exercisable
          ----------------            --------------------           -----------

          January 16, 1997                            6.65               160,000
          January 16, 1998                            7.75               160,000
          January 16, 1999                            9.25               160,000
          January 16, 2000                           10.75               160,000
          January 16, 2001                           12.45               160,000
                                                                         -------
                                                                         800,000
                                                                         =======

          As of December 31, 1996, none of the vested options have been exercised.

          As of December 31, 1996, no compensation cost was recorded in respect of these stock option schemes.

          For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


31.  STOCK OPTION PLAN (continued)

                                         1996    1996
                                          RMB     US$
     Pro forma net income              42,408   5,109
     Pro forma earnings per share
          Primary                        2.54    0.31
          Fully diluted                  2.65    0.33

32.  SERIES A WARRANTS

          The Company has outstanding 10,392,167 Series A Warrants (the "Warrants") in issue, which are stand alone instruments and are not attached to other financial instruments. These Warrants are issued without a consideration. The warrantholders are entitled to exchange 70 Warrants for one share of common stock at an exercise price of US$175. No such rights have been exercised during the year. The Warrants will expire on June 30, 1998.