Form 10-Q
period 1997-03-31
SUNBASE ASIA INC
filed 1997-05-13
CIK 95626

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 1997.



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ________________ to ________________

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

As of March 31, 1997, the Company had 12,700,109 shares of common stock issued and outstanding.

                      SUNBASE ASIA , INC. AND SUBSIDIARIES
                      ------------------------------------


                                     INDEX


                                                                                              PAGE
                                                                                              ----
PART I: FINANCIAL INFORMATION

        Item 1 -- Financial statements

                  Consolidated Condensed Balance Sheets (unaudited)
                  - December 31, 1996 and March 31, 1997                                       3-4

                  Consolidated Condensed Statements of Income (unaudited)
                  - Three months ended March 31, 1996 and 1997                                   5

                  Consolidated Condensed Statements of Cash Flows (unaudited)
                  - Three months ended March 31, 1996 and 1997                                   6

                  Notes to Consolidated Condensed Financial Statements
                  (unaudited)
                  - Three months ended March 31, 1996 and 1997                                7-11

        Item 2 -- Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                              12-17

PART II: OTHER INFORMATION

        Item 6 -- Exhibits and Reports on Form 8-K                                              18

SIGNATURES                                                                                      19

EXHIBIT 11  Computation of Earnings Per Common Share                                         20-21

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   AS OF DECEMBER 31, 1996 AND MARCH 31, 1997
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                   12/31/96                3/31/97
                                                             --------------------   --------------------
                                                     Notes         RMB        US$          RMB       US$
                                                     -----         ---        ---          ---       ---
ASSETS
Current assets
    Cash and bank balances                                      87,428     10,533       70,028     8,437
    Accounts receivable, net                                   313,791     37,806      366,762    44,188
    Notes receivable                                            15,212      1,833        2,735       329
    Inventories, net                                     4     476,409     57,399      467,587    56,336
    Other receivables                                           70,075      8,442       84,756    10,212
    Receivable from disposal
      of an investment                                          13,419      1,617       13,419     1,617
    Due from related companies                                 205,275     24,732      295,350    35,584
                                                             ---------   --------   ----------   -------
Total current assets                                         1,181,609    142,362    1,300,637   156,703
Fixed assets                                                   656,071     79,045      645,349    77,753
Deferred asset                                                  22,204      2,675       21,981     2,648
Long term investments                                            1,012        122        1,012       122
Goodwill                                                        11,587      1,396       11,380     1,371
                                                             ---------   --------   ----------   -------
Total assets                                                 1,872,483    225,600    1,980,359   238,597
                                                             =========   ========   ==========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short term bank loans                                      358,847     43,235      369,075    44,467
    Long term bank loans, current portion                       98,641     11,884       93,811    11,303
    Accounts payable                                           151,971     18,310      131,999    15,903
    Notes payable                                                2,800        337        2,300       277
    Accrued liabilities and other payables                      55,544      6,692      102,996    12,409
    Short term obligations under capital leases                 18,788      2,264       19,188     2,312
    Short term portion of
      secured promissory note                            5      12,450      1,500       12,450     1,500
    Income tax payable                                          38,368      4,623       49,066     5,912
    Taxes other than income                                     25,225      3,038       51,329     6,184
    Due to related companies                                    14,357      1,730       18,524     2,232
                                                             ---------   --------   ----------   -------
Total current liabilities                                      776,991     93,613      850,738   102,499
Long term bank loans                                            35,000      4,217       35,000     4,217
Long term obligations under capital leases                      88,924     10,714       83,974    10,117
Long term portion of secured promissory note             5      12,450      1,500       12,450     1,500
Convertible debentures                                   6      95,450     11,500       95,450    11,500
Minority interests                                             420,484     50,661      442,645    53,331
                                                             ---------   --------   ----------   -------
                                                             1,429,299    172,205    1,520,257   183,164

                                                                   Continued/...

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
       AS OF DECEMBER 31, 1996 AND MARCH 31, 1997 (UNAUDITED) (CONTINUED)
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                           12/31/96                3/31/97
                                                     --------------------   --------------------
                                                           RMB        US$          RMB       US$
                                                           ---        ---          ---       ---

Shareholders' equity:
Common Stock, par value US$ 0.001 each,
    50,000,000 shares authorized;
    12,700,109 shares issued, and fully paid up            107        13          107        13
Preferred Stock, par value US$ 0.001 each,
    25,000,000 shares authorized;
        Convertible Preferred Stock - Series A;
        36 shares issued and outstanding                44,533     5,365       44,533     5,365
        Convertible Preferred Stock - Series B;
        6,800 shares issued and outstanding             28,288     3,408       28,288     3,408
Contributed surplus                                    188,019    22,653      188,019    22,653
Reserves                                                27,866     3,357       27,866     3,357
Retained earnings                                      154,371    18,599      171,289    20,637
                                                     ---------   -------   ----------   -------
Total shareholders' equity                             443,184    53,395      460,102    55,433
                                                     ---------   -------   ----------   -------
Total liabilities and shareholders' equity           1,872,483   225,600    1,980,359   238,597
                                                     =========   =======   ==========   =======

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)

                                                  Three Months Ended March 31,
                                      -------------------------------------------------
                                           1996             1997             1997
                              Notes        RMB              RMB               US$
                              -----   --------------   --------------   ---------------
Net sales to
  - Third parties                           203,432          138,146            16,644
  - Related parties                          12,648          103,071            12,418
                                         ----------       ----------        ----------
                                            216,080          241,217            29,062

Cost of sales                           (   132,889)     (   147,368)       (   17,755)
                                         ----------       ----------        ----------

Gross profit                                 83,191           93,849            11,307

Selling, general and
    administrative expenses
   - Third parties                      (    17,263)     (    16,549)      (     1,994)
   - Related parties                    (    10,960)     (    12,492)      (     1,505)
                                         ----------       ----------        ----------
                                        (    28,223)     (    29,041)      (     3,499)

Interest expense, net
   - Third parties                      (    11,356)     (    15,431)      (     1,859)
   - Related parties                    (     2,614)     (     2,246)      (       271)
                                         ----------       ----------        ----------
                                        (    13,970)     (    17,677)      (     2,130)
                                         ----------       ----------        ----------

Income before income taxes                   40,998           47,131             5,678

Provision for income taxes:
    - Current                           (     6,645)     (     8,052)      (       970)
    - Deferred                                    -                -                 -
                                         ----------       ----------        ----------

Income before minority interests             34,353           39,079             4,708

Minority interests                      (    18,288)     (    22,161)      (     2,670)
                                         ----------       ----------        ----------

Net income                                   16,065           16,918             2,038
                                         ==========       ==========        ==========

Earnings per common share        2
  - Primary                                    1.00             1.00              0.12
                                         ==========       ==========        ==========
  - Fully diluted                              1.00             1.02              0.12
                                         ==========       ==========        ==========

Number of shares outstanding  2, 7
  - Primary                              15,980,063       16,980,109        16,980,109
                                         ==========       ==========        ==========
  - Fully diluted                        15,980,063       19,280,109        19,280,109
                                         ==========       ==========        ==========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1997
                             (Amounts in thousands)

                                                                    Three Months Ended March 31,
                                                              -----------------------------------------
                                                                 1996           1997          1997
                                                                  RMB            RMB           US$
                                                                  ---            ---           ---
Cash flows from operating activities:
Net income                                                     16,065         16,918         2,038
Adjustments to reconcile income to net
    cash provided by (used in) operating activities:
    Minority interests                                         18,288         22,161         2,670
    Depreciation                                               15,771         17,792         2,144
    Loss on disposal of fixed assets                                -            583            70
    Amortization of goodwill                                      188            207            25
    Exchange difference on secured promissory note                 50              -             -
    Amortization of present value discount
      on deferred asset                                           715      (     195)     (     23)
    Amortization of deferred debenture issue expense                -            418            50
Changes in operating assets and liabilities-
(Increase) decrease in assets:
    Accounts receivable                                     ( 132,884)     (  52,971)     (  6,382)
    Notes receivable                                           11,452         12,477         1,504
    Inventories                                                16,009          8,822         1,063
    Prepaid VAT                                                24,256              -             -
    Other receivables                                       (  14,093)     (  14,681)     (  1,770)
    Due from related companies                              (  48,014)     (  90,075)     ( 10,852)
Increase (decrease) in liabilities:
    Accounts payable                                           21,397      (  19,972)     (  2,407)
    Notes payable                                           (     655)     (     500)     (     60)
    Accrued liabilities and other payables                  (  13,861)        47,452         5,717
    Income tax payable                                          8,348         10,698         1,289
    Taxes other than income                                         -         26,104         3,146
    Due to related companies                                   77,600      (     383)     (     47)
    Due  to shareholders                                        2,652              -             -
                                                             --------       --------       -------
Net cash provided by (used in) operating activities             3,284      (  15,145)     (  1,825)

Cash flows from investing activities:
    Disposal of long term investments                             426              -             -
    Proceeds from disposal of fixed assets                          -            133            16
    Additions to fixed assets                               (  20,476)     (   7,786)     (    938)
                                                             --------       --------       -------
Net cash used in investing activities                       (  20,050)     (   7,653)     (    922)
                                                             --------       --------       -------

Cash flows from financing activities:
    Net increase in bank loans                                 43,776          5,398           651
    Repayment of other loans                                (  33,810)             -             -
                                                             --------       --------       -------
Net cash provided by financing activities                       9,966          5,398           651
                                                             --------       --------       -------

Net decrease in cash and cash equivalents                   (   6,800)     (  17,400)     (  2,096)
Cash and cash equivalents, at beginning of period              30,944         87,428        10,533
                                                             --------       --------       -------
Cash and cash equivalents, at end of period                    24,144         70,028         8,437
                                                             ========       ========       =======
Non-cash transaction:
Financing of lease arrangements                                 4,182          4,550           549
                                                             ========       ========       =======

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


1. GENERAL

        Sunbase Asia, Inc., a Nevada Corporation ("the Company"), is engaged in the design, manufacture and distribution of a broad range of bearing products in the People's Republic of China ("PRC") and certain western countries, including the United States.

        The Company acquired 100% of the issued share capital of China Bearing Holdings Limited ("China Bearing") on December 2, 1994 pursuant to a Share Exchange Agreement with Asean Capital Limited in exchange for 10,261,000 shares of common stock. The transaction has been treated as a recapitalization of China Bearing with China Bearing as the acquirer (reverse acquisition). The historical financial statements prior to December 2, 1994 are those of China Bearing.

        The Company owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership in Harbin Bearing Company Limited ("Harbin Bearing"), a joint stock limited company organized under the laws of the PRC. Harbin Bearing is located in Harbin, the PRC, and has been in business since 1950. Harbin Bearing manufactures a wide variety of bearings in the PRC for use in commercial, industrial and aerospace applications and are sold primarily in the PRC and certain western countries, including the United States.

        On January 16, 1996 (effective December 29, 1995), the Company acquired Smith Acquisition Company, Inc. dba Southwest Products Company ("Southwest Products"), a bearing manufacturing company located in Los Angeles County, California, that has been in business since 1945. Southwest Products manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries. Its major customers are located in the United States.


2. BASIS OF PRESENTATION

        The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All material intercompany accounts and transactions were eliminated on consolidation.

        The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, necessary to present fairly the financial position at March 31, 1997, the results of operations for the three months ended March 31, 1996 and 1997, and the changes in cash flows for the three months ended March 31, 1996 and 1997. These adjustments are of a normal recurring nature.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


2. BASIS OF PRESENTATION (continued)

        The consolidated balance sheet as of December 31, 1996, is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission.

        For the three months ended March 31, 1996 and 1997, primary earnings per common share have been calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Common stock equivalents consist of convertible preferred stock and outstanding stock options. The computation of fully diluted earnings per share, where appropriate, assumes the full conversion of the Convertible Debentures and the elimination of the related after tax interest expense effective August 23, 1996.

        The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.


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

        For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on March 31, 1997 of US$ 1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on March 31, 1997 or at any other certain rate on March 31, 1997.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


4. INVENTORIES

        Inventories consist of the following at December 31, 1996 and March 31, 1997:

                                          December 31, 1996         March 31, 1997
                                          -----------------         --------------
                                            RMB         US$         RMB        US$
                                            ---         ---         ---        ---
Raw materials                           102,856      12,392      78,299      9,434
Work-in-progress                        121,847      14,680     129,159     15,561
Finished goods                          257,121      30,979     265,959     32,043
                                        -------    --------     -------     ------
                                        481,824      58,051     473,417     57,038
Less: Allowance for obsolescence      (   5,415)   (    652)   (  5,830)   (   702)
                                        -------    --------     -------     ------

Inventories, net                        476,409      57,399     467,587     56,336
                                        =======    ========     =======     ======

5. SECURED PROMISSORY NOTE

        A promissory note for US$ 5,012 (RMB 41,600) (the "Note") was issued to Asean Capital Limited ("Asean") in connection with the Share Exchange Agreement and is secured by a continuing security interest in all of the Company's title and interest in the outstanding capital stock of its wholly-owned subsidiary China Bearing. The Note is denominated in and is repayable in full in United States dollars, and bears interest at 8% per annum.

        In connection with the issuance of convertible debentures described at
   Note 6, Asean has undertaken that for so long as any of the debentures are outstanding, no amounts are to be repaid on the Note unless there is sufficient working capital and the repayment is made in accordance with the following schedule:-

   Payment Period                     Amount
   --------------                     ------
   August 1, 1996 to July 31, 1997 up to US$ 2,000 plus accrued interest August 1, 1997 to July 31, 1998 up to US$ 1,500 plus accrued interest August 1, 1998 to July 31, 1999 up to US$ 1,500 plus accrued interest

        Pursuant to the above described repayment schedule, a principal payment of US$ 2,012 (RMB 16,700) plus accrued interest was made on the Note on September 10, 1996.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


6. CONVERTIBLE DEBENTURES

        Pursuant to a Subscription Agreement dated August 2, 1996, (the "Subscription Agreement"), among China Bearing, Asean Capital Limited, China International Bearing Holdings Limited, the Company and Southwest Products (collectively, the "Sunbase Group"); Glory Mansion Limited, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and Chine Investissement 2000 (collectively the "Investors"), on August 23, 1996, China Bearing issued an aggregate of US$ 11,500,000 principal amount of Convertible Debentures (the "Convertible Debentures") to the Investors. Unless the Convertible Debentures have been converted, the Convertible Debentures are due and payable in August, 1999 (the "Maturity Date"). The Convertible Debentures bear interest at the rate of the higher of (i) 5% per annum (net of withholding tax, if applicable) and (ii) such percentage of the dividend yield calculated by reference to dividing the annual dividend declared per share of Common Stock of the Company by the Conversion Price (as hereinafter defined). Interest is payable quarterly.

        The Investors have the right to convert at any time, in whole or in part of the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") is initially $5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price, (f) issuance of shares at a price per share which is less than the lower of the then market price or the Conversion Price, and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ending December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such periods.

        The Convertible Debentures are required to be redeemed on the Maturity Date at its principal amount outstanding together with any accrued but unpaid interest together with an amount that would enable the Investors to yield an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Convertible Debentures occur, the Convertible Debenture are automatically due and payable at the principal amount outstanding together with accrued interest and an amount that would enable the Investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default include the delisting of the shares from NASDAQ or its suspension thereof; default in performance after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money; bankruptcy, insolvency or unsatisfied judgment; failure to achieve earning per common share of at least $.55 for fiscal years commencing January 1, 1996; and accounts receivable reaching a certain level in relationship to net sales.

        As a result of the foregoing, although the Convertible Debentures bear interest at the rate of 5% per annum, interest is accrued at the rate of 12% per annum.

        The obligations of China Bearing under the Convertible Debentures are guaranteed by the other members of the Sunbase Group.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


7. SALE OF COMMON STOCK

        On June 10, 1996, the Company sold 1,000,000 shares of common stock (the "Private Placement Shares") at US$5.00 per share, which generated net proceeds of US$ 4,347 (RMB 36,077). On October 23, 1996, the Company filed a registration statement with the Securities and Exchange Commission to register the resale of the Private Placement Shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


OVERVIEW

      The Company owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership in Harbin Bearing. Harbin Bearing manufactures a wide variety of bearings in the PRC for use in commercial, industrial and aerospace applications that are sold primarily in the PRC and certain western countries, including the United States. On January 16, 1996 (effective December 29, 1995), the Company acquired Southwest Products, which manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries. The acquisition of Southwest Products has been accounted for under the purchase method of accounting. The results of Southwest Products have been consolidated into the Company's consolidated results of operations commencing January 1, 1996.

      Unless specifically stated, all amounts are in thousands (RMB '000).


RESULTS OF OPERATION

      The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended March 31, 1996 and 1997.

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           1996                 1997
                                                           ----                 ----
                                                      RMB         %           RMB         %
                                                      ---         -           ---         -

     Sales                                        216,080     100.0       241,217     100.0
     Cost of sales                              ( 132,889)   ( 61.5)   (  147,368)   ( 61.1)
                                                ---------    ------    ----------    ------

     Gross profit                                  83,191      38.5        93,849      38.9

     Selling expenses                           (   6,206)   (  2.9)   (    5,831)   (  2.4)
     General and administrative expenses        (  22,017)   ( 10.2)   (   23,210)   (  9.7)
     Interest expenses                          (  13,970)   (  6.5)   (   17,677)   (  7.3)
                                                ---------    ------    ----------    ------

     Income before income taxes                    40,998      18.9        47,131      19.5
     Provision for income taxes                 (   6,645)   (  3.1)   (    8,052)   (  3.3)
                                                ---------    ------    ----------    ------

     Income before minority interests              34,353      15.8        39,079      16.2
     Minority interests                         (  18,288)   (  8.4)   (   22,161)   (  9.2)
                                                ---------    ------    ----------    ------

     Net income                                    16,065       7.4        16,918       7.0
                                                =========    ======     =========    ======

     Sales
     -----

            Sales for the three months ended March 31, 1997 increased by RMB 25,137 or 11.6% to RMB 241,217, as compared to RMB 216,080 for the three months ended March 31, 1996. The increase in sales was due to:

            i) An increase in the domestic (Chinese) sales demand for bearings primarily in the automobile, motorcycle and machine-tooling industries. Sales for Harbin Bearing for the three months ended March 31, 1997 increased by RMB 23,917 or 11.5% to RMB 231,079 as compared to RMB 207,162 for the three months ended March 31, 1996.

            ii) An increase in sales for Southwest Products by RMB 1,220 or 13.7% to RMB 10,138 for the three months ended March 31, 1997 as compared to RMB 8,918 for the three months ended March 31, 1996.


     Cost of Sales/Gross Profit
     --------------------------

            Cost of sales for the three months ended March 31, 1997 increased to RMB 147,368 as compared to RMB 132,889 for the three months ended March 31, 1996. The cost of sales for Harbin Bearing for the three months ended March 31, 1997 and 1996 was calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for Southwest Products for the three months ended March 31, 1997 and 1996 was calculated on an actual cost basis.

            Gross profit increased by RMB 10,658 or 12.8% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increase in gross profit was attributable to the increase in sales. Gross profit as a percentage of sales increased slightly to 38.9% in 1997 from 38.5% in 1996 due to different product mix from small and medium sized bearings to higher margin medium and large sized bearings.


     Selling Expenses
     ----------------

            Selling expenses for the three months ended March 31, 1997 decreased by RMB 375 or 6% to RMB 5,831 as compared to RMB 6,206 for the three months ended March 31, 1996. Although royalty costs and government taxes in the PRC increased following the surge in sales, the overall selling expenses decreased as a result of the successful charge back of certain marketing and transportation costs to customers. Selling expenses as a percentage of sales decreased from 2.9% in 1996 to 2.4% in 1997.

General and Administrative Expenses
-----------------------------------

            General and administrative expenses for the three months ended March 31, 1997 increased by RMB 1,193 or 5.4% to RMB 23,210 as compared to RMB 22,017 for the three months ended March 31, 1996. General and administrative expenses as a percentage of sales decreased to 9.7% in 1997 from 10.2% in 1996. Significant factors affecting the change in general and administrative expenses between 1996 and 1997 are as follows:

            a. An increase in staff costs by RMB 643 associated with the U.S. engineering program at Harbin Bearing that began in October 1996.

            b. A loss on the disposal of fixed assets of RMB 583 for the three months ended March 31, 1997 whereas no gain or loss on the disposal of fixed assets was recorded during the three months ended March 31, 1996.


     Interest Expense
     ----------------

            Interest expense for the three months ended March 31, 1997 increased by RMB 3,707 or 26.5% to RMB 17,677 as compared to RMB 13,970 for the three months ended March 31, 1996. The increase in interest expense was primarily attributable to the inclusion of RMB 2,839 of Convertible Debenture interest calculated at the rate of 12% per annum since August 23, 1996 and the increase in principal amount of bank loans during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Net Income
     ----------

            As a result of the aforementioned factors, net income increased by RMB 853 or 5.3% to RMB 16,918 for the three months ended March 31, 1997 as compared to RMB 16,065 for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

      For the three months ended March 31, 1997, the Company's operations utilized cash resources of RMB 15,145, as compared to RMB 3,284 generated for the three months ended March 31, 1996. The Company's net working capital increased by RMB 45,281 at March 31, 1997 to RMB 449,899 as compared to RMB 404,618 at December 31, 1996, and the Company's current ratio at March 31, 1997 was 1.53:1 as compared to 1.52:1 at December 31, 1996 and 1.32:1 at March 31, 1996.

      Accounts receivable increased by RMB 52,971 or 17% to RMB 366,762 at March 31, 1997, as compared to RMB 313,791 at December 31, 1996. The increase in accounts receivable for the three months ended March 31, 1997 is comparable with the increase in accounts receivable of RMB 132,884 or 50% to RMB 397,070 for the three months ended March 31, 1996.

      Due from related companies increased by RMB 90,075 during the three months ended March 31, 1997 as a result of the increase in trade receivable relating to sales to related companies.

INVESTING ACTIVITIES

      Capital expenditures for the three months ended March 31, 1997 of RMB 7,786 consisted of costs relating to the construction of new plant and buildings, and the renovation of existing facilities and equipment, and were financed by internally generated funds, short-term and long-term bank loans. There are no other material capital expenditures expected in the near future.

FINANCING ACTIVITIES

      The Company has historically relied on both long and short term bank loans from Chinese banks to support its operating and capital requirements. Short term bank loans have terms ranging from three months to six months, are utilized to finance both operating and capital requirements, and are renewed on a revolving basis. Long term bank loans are utilized to fund capital expansions projects. During the three months ended March 31, 1997, the net increase in bank loans (after deducting repayment) was RMB 5,398, which was utilized to fund capital expenditures. The Company believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions.

      Southwest Products has relied upon a revolving accounts receivable line of credit to supplement its capital requirements. Southwest Products believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions.

      Pursuant to a Subscription Agreement dated August 2, 1996, (the "Subscription Agreement"), among China Bearing, Asean Capital Limited, China International Bearing Holdings Limited, the Company and Southwest Products (collectively, the "Sunbase Group"); Glory Mansion Limited, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and Chine Investissement 2000 (collectively the "Investors"), on August 23, 1996, China Bearing issued an aggregate of US$ 11,500,000 principal amount of Convertible Debentures (the "Convertible Debentures") to the Investors. Unless the Convertible Debentures have been converted, the Convertible Debentures are due and payable in August, 1999 (the "Maturity Date"). The Convertible Debentures bear interest at the rate of the higher of (i) 5% per annum (net of withholding tax, if applicable) and (ii) such percentage of the dividend yield calculated by reference to dividing the annual dividend declared per share of Common Stock of the Company by the Conversion Price (as hereinafter defined). Interest is payable quarterly.

      The Investors have the right to convert at any time the whole or any part of the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") is initially $5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price,
(f) issuance of shares at a price per share which is less than the lower of the then market price or the Conversion Price, and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ending December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such period.

      The Convertible Debentures are required to be redeemed on the Maturity Date at its principal amount outstanding together with any accrued but unpaid interest together with an amount that would enable the Investors to yield an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Convertible Debentures occurs, the Convertible Debenture are automatically due and payable at the principal amount outstanding together with accrued interest and an amount that would enable the Investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default include the delisting of the shares from NASDAQ or its suspension thereof; default in performance after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money; bankruptcy, insolvency or unsatisfied judgments; failure to achieve earning per common share of at least $.55 for fiscal years commencing January 1, 1996; and accounts receivable reaching a certain level in relationship to net sales.

      As a result of the foregoing, although the Convertible Debentures bear interest at the rate of 5% per annum, interest is accrued at the rate of 12% per annum.

      The obligations of China Bearing under the Convertible Debentures are guaranteed by the other members of the Sunbase Group.

      A promissory note for US$ 5,012 (RMB 41,600) (the "Note") was issued to Asean Capital Limited ("Asean") in connection with the Share Exchange Agreement and is secured by a continuing security interest in all of the Company's title and interest in the outstanding capital stock of its wholly-owned subsidiary China Bearing. The Note is denominated in and is repayable in full in United States dollars, and bears interest at 8% per annum.

      In connection with the issuance of convertible debentures described at above, Asean has undertaken that for so long as any of the debentures are outstanding, no amounts are to be repaid on the Note unless there is sufficient working capital and the repayment is made in accordance with the following schedule:-

Payment Period                      Amount
--------------                      ------
August 1, 1996 to July 31, 1997 up to US$ 2,000 plus accrued interest August 1, 1997 to July 31, 1998 up to US$ 1,500 plus accrued interest August 1, 1998 to July 31, 1999 up to US$ 1,500 plus accrued interest

      Pursuant to the above described repayment schedule, a principal payment of US$ 2,012 (RMB 16,700) plus accrued interest was made on the Note on September 10, 1996.

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


INFLATION AND CURRENCY MATTERS

      In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the three months ended March 31, 1997, the general inflation rate in the PRC was under control and was below 10% on an average basis. Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

      The Company continually monitors the effects of inflation. The Company is generally able to raise its prices to shift a portion of the inflated costs to the customers. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1996 and 1997. The major impact of inflation was on labor cost due to increases in employees wages. However, the Company has generally managed to offset the effects of inflation through improved operational efficiency.

      Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

      The Company conducts most of its business in the PRC and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the US$, could have a material adverse effect upon the results of operations and financial position of the Company. Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$ 1.00 to RMB 8.65 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, RMB 8.3 at December 31, 1996 and RMB 8.3 at March 31, 1997.

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings

          No Material Developments

Item 2    Changes in Securities

          None

Item 3    Defaults upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          (a)    Exhibits:

                 11  Computation of Earnings per common share

                 27  Financial Data Schedule

          (b)    Reports on Form 8-K:

                 Three months ended March 31, 1997: None

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


                                       Sunbase Asia, Inc.
                                       ------------------
                                       (Registrant)



Date:  May 13, 1997                    By: /s/ William McKay
                                          -------------------------------------
                                          William McKay
                                          Chief Executive Officer and
                                          President
                                          (Duly Authorized Officer)



Date:  May 13, 1997                    By: /s/ (Roger) Li Yuen Fai
                                          -------------------------------------
                                          (Roger) Li Yuen Fai
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)