Form 10-Q
period 1997-06-30
SUNBASE ASIA INC
filed 1997-08-13
CIK 95626

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 1997.



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from__________________to____________________

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

As of June 30, 1997, the Company had 12,700,140 shares of common stock issued and outstanding.

                      SUNBASE ASIA , INC. AND SUBSIDIARIES
                      ------------------------------------


                                     INDEX

                                                                                                PAGE
                                                                                                ----
PART I:  FINANCIAL INFORMATION
         Item 1 -- Financial statements

                   Consolidated Condensed Balance Sheets (unaudited)
                   - December 31, 1996 and June 30, 1997                                        3-4

                   Consolidated Condensed Statements of Income (unaudited)
                   - Three months and six months ended
                     June 30, 1996 and 1997                                                       5

                   Consolidated Condensed Statements of Cash Flows (unaudited)
                   - Six months ended
                     June 30, 1996 and 1997                                                       6

                   Notes to Consolidated Condensed Financial Statements
                   (unaudited)
                   - Three months and six months ended
                     June 30, 1996 and 1997                                                    7-11

         Item 2 -- Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                              12-19

PART II: OTHER INFORMATION

         Item 6 -- Exhibits and Reports on Form 8-K                                              20

SIGNATURES                                                                                       21

EXHIBIT 11    Computation of Earnings Per Common Share                                        22-23

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   AS OF DECEMBER 31, 1996 AND JUNE 30, 1997
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                    12/31/96                6/30/97
                                                                ---------------         --------------
                                                  Notes         RMB         US$         RMB        US$
                                                  -----         ---         ---         ---        ---
ASSETS
Current assets
    Cash and bank balances                                      87,428     10,546       71,237     8,593
    Accounts receivable, net                                   313,791     37,852      364,552    43,975
    Notes receivable                                            15,212      1,835       11,379     1,373
    Inventories, net                                4          476,409     57,468      452,746    54,613
    Other receivables                                           70,075      8,453       92,779    11,192
    Receivable from disposal
      of an investment                                          13,419      1,618       13,419     1,618
    Due from related companies                                 205,275     24,762      417,138    50,318
                                                             ---------    -------    ---------   -------
Total current assets                                         1,181,609    142,534    1,423,250   171,682
Fixed assets                                                   656,071     79,140      633,232    76,385
Deferred asset                                                  22,204      2,678       21,874     2,639
Long term investments                                            1,012        122        1,012       122
Goodwill                                                        11,587      1,398       11,160     1,346
                                                             ---------    -------    ---------   -------
Total assets                                                 1,872,483    225,872    2,090,528   252,174
                                                             =========    =======    =========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short term bank loans                                      358,847     43,286      380,213    45,864
    Long term bank loans, current portion                       98,641     11,899      106,171    12,807
    Accounts payable                                           151,971     18,332      132,240    15,952
    Notes payable                                                2,800        338       10,900     1,315
    Accrued liabilities and other payables                      55,544      6,700      108,188    13,050
    Short term obligations under capital leases                 18,788      2,266       19,597     2,364
    Short term portion of
      secured promissory note                       5           12,450      1,502       12,435     1,500
    Income tax payable                                          38,368      4,628       59,067     7,125
    Taxes other than income                                     25,225      3,043       77,401     9,337
    Due to related companies                                    14,357      1,732       32,992     3,979
                                                             ---------    -------    ---------   -------
Total current liabilities                                      776,991     93,726      939,204   113,293
Long term bank loans                                            35,000      4,222       23,000     2,774
Long term obligations under capital leases                      88,924     10,726       78,919     9,520
Long term portion of secured promissory note        5           12,450      1,502       12,435     1,500
Convertible debentures                              6           95,450     11,514       95,335    11,500
Minority interests                                             420,484     50,722      463,755    55,942
                                                             ---------    -------    ---------   -------
                                                             1,429,299    172,412    1,612,648   194,529

                                                                   Continued/...

             The accompanying notes form an integral part of these
                 consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
       AS OF DECEMBER 31, 1996 AND JUNE 30, 1997 (UNAUDITED) (CONTINUED)
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                            12/31/96               6/30/97
                                                         --------------         --------------
                                                         RMB        US$         RMB        US$
                                                         ---        ---         ---        ---
Shareholders' equity:
Common Stock, par value US$ 0.001 each,
    50,000,000 shares authorized;
    12,700,140 shares issued, and fully paid up            107        13          107        13
Preferred Stock, par value US$ 0.001 each,
    25,000,000 shares authorized;
        Convertible Preferred Stock - Series A;
        36 shares issued and outstanding                44,533     5,372       44,533     5,372
        Convertible Preferred Stock - Series B;
        6,800 shares issued and outstanding             28,288     3,412       28,288     3,412
Contributed surplus                                    188,019    22,680      188,019    22,680
Reserves                                                27,866     3,361       27,866     3,361
Retained earnings                                      154,371    18,622      189,067    22,807
                                                     ---------   -------   ----------   -------
Total shareholders' equity                             443,184    53,460      477,880    57,645
                                                     ---------   -------   ----------   -------
Total liabilities and shareholders' equity           1,872,483   225,872    2,090,528   252,174
                                                     =========   =======   ==========   =======


            The accompanying notes form an integral part of these
                 consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


                                    Six Months Ended June 30,                 Three Months Ended June 30,
                                    -------------------------                 ---------------------------



                                          1996           1997           1997           1996           1997           1997
                          Notes           RMB            RMB            US$            RMB            RMB            US$
                          -----           ---            ---            ---            ---            ---            ---
Net sales to
     -Third parties                       436,073        269,524        32,512        231,381        131,378          15,848
     - Related parties                     29,616        216,319        26,094         18,228        113,248          13,660
                                       ----------     ----------    ----------     ----------     ----------      ----------
                                          465,689        485,843        58,606        249,609        244,626          29,508

Cost of sales                            (285,917)      (295,825)      (35,685)      (153,028)      (148,457)        (17,908)
                                       ----------     ----------    ----------     ----------     ----------      ----------

Gross profit                              179,772        190,018        22,921         96,581         96,169          11,600

Selling, general and
   administrative expenses
     -Third parties                       (40,288)       (35,282)       (4,256)       (23,025)       (18,733)         (2,260)
     - Related parties                    (22,071)       (24,946)       (3,009)       (11,111)       (12,454)         (1,502)
                                       ----------     ----------    ----------     ----------     ----------      ----------
                                          (62,359)       (60,228)       (7,265)       (34,136)       (31,187)         (3,762)

Interest expense, net
     - Third parties                      (25,282)       (31,705)       (3,824)       (13,926)       (16,274)         (1,963)
     - Related parties                     (5,139)        (4,395)         (530)        (2,525)        (2,149)           (259)
                                       ----------     ----------    ----------     ----------     ----------      ----------
                                          (30,421)       (36,100)       (4,354)       (16,451)       (18,423)         (2,222)
                                       ----------     ----------    ----------     ----------     ----------      ----------

Income before income taxes                 86,992         93,690        11,302         45,994         46,559           5,616

Provision for income taxes
     - Current                            (14,420)       (15,723)       (1,897)        (7,775)        (7,671)           (925)
     - Deferred                                 -              -             -              -              -               -
                                       ----------     ----------    ----------     ----------     ----------      ----------

Income before minority interests           72,572         77,967         9,405         38,219         38,888           4,691

Minority interests                        (39,690)       (43,271)       (5,220)       (21,402)       (21,110)         (2,546)
                                       ----------     ----------    ----------     ----------     ----------      ----------
Net income                                 32,882         34,696         4,185         16,817         17,778           2,145
                                       ==========     ==========    ==========     ==========     ==========      ==========

Earnings per common share     2
   - Primary                                 2.04           2.04          0.25           1.04           1.05            0.13
                                       ==========     ==========    ==========     ==========     ==========      ==========
   - Fully Diluted                           2.04           2.10          0.25           1.04           1.07            0.13
                                       ==========     ==========    ==========     ==========     ==========      ==========

Number of shares outstanding  2
   - Primary                           16,089,994     16,980,140    16,980,140     16,199,884     16,980,140      16,980,140
                                       ==========     ==========    ==========     ==========     ==========      ==========
   - Fully Diluted                     16,089,994     19,280,140    19,280,140     16,199,884     19,280,140      19,280,140
                                       ==========     ==========    ==========     ==========     ==========      ==========

             The accompanying notes form an integral part of these
                 consolidated condensed financial statements.

                             SUNBASE ASIA, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                            (Amounts in thousands)


                                                                      Six Months Ended June 30,
                                                                ------------------------------------
                                                                1996            1997            1997
                                                                RMB             RMB             US$
                                                                ---             ---             ---
Cash flows from operating activities:
Net income                                                     32,882          34,696           4,185
Adjustments to reconcile income to net
 cash provided by (used in) operating activities:
 Minority interests                                            39,690          43,271           5,220
 Depreciation                                                  28,151          35,736           4,311
 Loss on disposal of fixed assets                                   -             582              70
 Amortization of goodwill                                          14             427              52
 Exchange difference on secured promissory
  note and convertible debentures                                   -            (145)            (17)
 Amortization of present value discount
  on deferred asset                                                 -            (391)            (47)
 Amortization of deferred debenture issue expense                   -             721              87
 Others                                                         1,429               -               -
Changes in operating assets and liabilities-
(Increase) decrease in assets:
 Accounts receivable                                         (247,618)        (50,761)         (6,123)
 Notes receivable                                              (2,945)          3,833             462
 Inventories                                                   33,784          23,663           2,854
 Prepaid VAT                                                   40,429               -               -
 Other receivables                                            (14,288)        (22,704)         (2,739)
 Due from related companies                                    47,609        (211,863)        (25,557)
Increase (decrease) in liabilities:
 Accounts payable                                              39,907         (19,731)         (2,380)
 Notes payable                                                  2,970           8,100             977
 Accrued liabilities and other payables                       (15,760)         52,644           6,350
 Income tax payable                                            16,703          20,699           2,497
 Taxes other than income                                        2,793          52,176           6,294
 Due to related companies                                      (4,957)          9,439           1,139
 Due to shareholders                                           (2,854)              -               -
                                                             --------        --------         -------
Net cash used in operating activities                          (2,061)        (19,608)         (2,365)
                                                             --------        --------         -------

Cash flows from investing activities:
 Disposal of long term investment                                 426               -               -
 Proceeds from disposal of fixed assets                             -            (134)            (16)
 Additions to fixed assets                                    (50,034)        (13,345)         (1,610)
                                                             --------        --------         -------
Net cash used in investing activities                         (49,608)        (13,479)         (1,626)
                                                             --------        --------         -------

Cash flows from financing activities:
 Net increase in bank loans                                    63,356          16,896           2,038
 Repayment of other loans                                     (33,810)              -               -
 Proceeds from sale of common stock, net of costs              35,480               -               -
                                                             --------        --------         -------
Net cash provided by financing activities                      65,026          16,896           2,038

Net increase (decrease) in cash and cash equivalents           13,357         (16,191)         (1,953)
Cash and cash equivalents, at beginning of period              30,944          87,428          10,546
                                                             --------        --------         -------
Cash and cash equivalents, at end of period                    44,301          71,237           8,593
                                                             ========        ========         =======
Non-cash transaction:
Financing of lease arrangement                                  8,453           4,395             530
                                                             ========        ========         =======

             The accompanying notes form an integral part of these
                 consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


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

        The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, necessary to present fairly the financial position at June 30, 1997, the results of operations for the three months and six months ended June 30, 1996 and 1997, and the changes in cash flows for the six months ended June 30, 1996 and 1997. These adjustments are of a normal recurring nature.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


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

        For the three months and six months ended June 30, 1996 and 1997, primary earnings per common share have been calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Common stock equivalents consist of convertible preferred stock and outstanding stock options. The computation of fully diluted earnings per share, where appropriate, assumes the full conversion of the Convertible Debentures and the elimination of the related after tax interest expense effective August 23, 1996.

        The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.


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

        For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on June 30, 1997 of US$ 1.00 = RMB 8.29. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on June 30, 1997 or at any other certain rate on June 30, 1997.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                              ENDED JUNE 30, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


4. INVENTORIES

        Inventories consist of the following at December 31, 1996 and June 30, 1997:

                                            December 31, 1996        June 30, 1997
                                            -----------------        -------------
                                             RMB          US$       RMB         US$
Raw materials                               102,856     12,407      87,105     10,507
Work-in-progress                            121,847     14,698     132,498     15,983
Finished goods                              257,121     31,016     239,180     28,852
                                            -------    -------     -------     ------
                                            481,824     58,121     458,783     55,342
Less: Allowance for obsolescence             (5,415)      (653)     (6,037)      (729)
                                            -------    -------     -------     ------

Inventories, net                            476,409     57,468     452,746     54,613
                                            =======    =======     =======     ======

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


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

        The Investors have the right to convert at any time, in whole or in part the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") is initially $5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price, (f) issuance of shares at a price per share which is less than the lower of the then market price or the Conversion Price, and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ending December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such periods.

        The Convertible Debentures are required to be redeemed on the Maturity Date at the principal amount outstanding together with any accrued but unpaid interest together with an amount that would enable the Investors to realize an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Convertible Debentures occur, the Convertible Debentures are automatically due and payable at the principal amount outstanding together with accrued interest and an amount that would enable the Investors to realize an aggregate internal rate of return on their investment of 19.75% per annum. Events of default include the delisting of the shares from NASDAQ or suspension from trading on NASDAQ; default in performance after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money; bankruptcy, insolvency or unsatisfied judgment; failure to achieve earnings per common share of at least $.55 for fiscal years commencing January 1, 1996; and accounts receivable reaching a certain level in relationship to net sales.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                              ENDED JUNE 30, 1997
       (Amounts in thousands, except number of shares and per share data)


6. CONVERTIBLE DEBENTURES (continued)

        As a result of the foregoing, although the Convertible Debentures bear interest at the rate of 5% per annum, interest is accrued at the rate of 12% per annum.

        The obligations of China Bearing under the Convertible Debentures are guaranteed by the other members of the Sunbase Group.


7. SALE OF COMMON STOCK

        On June 10, 1996, the Company sold 1,000,000 shares of common stock (the "Private Placement Shares") at US$5.00 per share, which generated net proceeds of US$ 4,347 (RMB 36,077). Such shares have been registered for resale with the Securities and Exchange Commission.

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


RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 1996 AND 1997:

      The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended June 30, 1996 and 1997.

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                        1996                    1997
                                                        ----                    ----
                                                  RMB          %          RMB          %
                                                  ---         ---         ---         ---

     Sales                                       249,609     100.0       244,626     100.0
     Cost of sales                              (153,028)    (61.3)     (148,457)    (60.7)
                                                --------     -----      --------     -----

     Gross profit                                 96,581      38.7        96,169      39.3

     Selling expenses                             (6,165)     (2.5)       (6,115)     (2.5)
     General and administrative expenses         (27,971)    (11.2)      (25,072)    (10.3)
     Interest expenses                           (16,451)     (6.6)      (18,423)     (7.5)
                                                --------     -----      --------     -----

     Income before income taxes                   45,994      18.4        46,559      19.0
     Provision for income taxes                   (7,775)     (3.1)       (7,671)     (3.1)
                                                --------     -----      --------     -----

     Income before minority interests             38,219      15.3        38,888      15.9
     Minority interests                          (21,402)     (8.6)      (21,110)     (8.6)
                                                --------     -----      --------     -----

     Net income                                   16,817       6.7        17,778       7.3
                                                ========     =====      ========     =====

     Sales
     -----

            Sales for the three months ended June 30, 1997 decreased by RMB 4,983 or 2% to RMB 244,626, as compared to RMB 249,609 for the three months ended June 30, 1996. The decrease in sales was a result of the Company's efforts to adjust to tightened credit conditions in China. The Company has responded to such conditions by enhancing its credit review procedures and limiting sales to customers where collectability was uncertain.

            Sales for Harbin Bearing for the three months ended June 30, 1997 decreased by RMB 9,113 or 3.9% to RMB 233,342 as compared to RMB 242,455 for the three months ended June 30, 1996. However, this decrease was partially offset by an increase in sales for Southwest Products by RMB 4,130 or 57.7% to RMB 11,284 for the three months ended June 30, 1997 as compared to RMB 7,154 for the three months ended June 30, 1996.


     Cost of Sales/Gross Profit
     --------------------------

            Cost of sales for the three months ended June 30, 1997 decreased to RMB 148,457 as compared to RMB 153,028 for the three months ended June 30, 1996. The cost of sales for Harbin Bearing for the three months ended June 30, 1997 and 1996 was calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for Southwest Products for the three months ended June 30, 1997 and 1996 was calculated on an actual basis.

          Gross profit decreased by RMB 412 or 0.4% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in gross profit was attributable to the decrease in sales. Gross profit as a percentage of sales increased slightly to 39.3% in 1997 from 38.7% in 1996 primarily due to a change in product mix from small and medium sized bearings to higher margin medium and large sized bearings.


     Selling Expenses
     ----------------

            Selling expenses for the three months ended June 30, 1997 decreased by RMB 50 or 0.8% to RMB 6,115 as compared to RMB 6,165 for the three months ended June 30, 1996. The decrease in selling expenses was due from the decrease in sales.

General and Administrative Expenses
-----------------------------------

            General and administrative expenses for the three months ended June 30, 1997 decreased by RMB 2,899 or 10.4% to RMB 25,072 as compared to RMB 27,971 for the three months ended June 30, 1996. General and administrative expenses as a percentage of sales decreased to 10.3% in 1997 from 11.2% in 1996.

            The decrease was primarily due to an aggregate cash discount of RMB 6,507 which was granted during the three months ended June 30, 1996 as an incentive to customers for early settlement of debt in order to accelerate cash collections. No such cash discount was granted during the three months ended June 30, 1997.

            The above decrease was then offset by the following increases:

            a. An increase in staff costs of RMB 743 associated with the U.S. engineering program at Harbin Bearing, which began in October 1996.

            b. An increase in the general provision for doubtful accounts of RMB 2,000 during the three months ended June 30, 1997.

            c. An increase in administrative staff costs by RMB 912 as a result of increased compensation paid to employees.


     Interest Expense
     ----------------

            Interest expense for the three months ended June 30, 1997 increased by RMB 1,972 or 12% to RMB 18,423 as compared to RMB 16,451 for the three months ended June 30, 1996. The increase in interest expense was primarily attributable to the inclusion of RMB 2,885 of Convertible Debenture interest calculated at the rate of 12% per annum. The interest from Convertible Debentures, which began on August 23, 1996, was offset by a 0.08% decrease in the interest rate on new short term bank loans also effective on August 23, 1996.


     Net Income
     ----------

            As a result of the aforementioned factors, net income increased by RMB 961 or 5.7% to RMB 17,778 for the three months ended June 30, 1997 as compared to RMB 16,817 for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1996 AND 1997:

      The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the six months ended June 30, 1996 and 1997.


                                                        Six Months Ended June 30,
                                                        -------------------------
                                                         1996                  1997
                                                         ----                  ----
                                                  RMB          %          RMB          %
                                                  ---         ---         ---         ---

     Sales                                       465,689     100.0       485,843     100.0
     Cost of sales                              (285,917)    (61.4)     (295,825)    (60.9)
                                                --------     -----      --------     -----

     Gross profit                                179,772      38.6       190,018      39.1

     Selling expenses                            (12,371)     (2.7)      (11,946)     (2.5)
     General and administrative expenses         (49,988)    (10.7)      (48,282)     (9.9)
     Interest expenses                           (30,421)     (6.5)      (36,100)     (7.4)
                                                --------     -----      --------     -----

     Income before income taxes                   86,992      18.7        93,690      19.3
     Provision for income taxes                  (14,420)     (3.1)      (15,723)     (3.2)
                                                --------     -----      --------     -----

     Income before minority interests             72,572      15.6        77,967      16.1
     Minority interests                          (39,690)     (8.5)      (43,271)     (8.9)
                                                --------     -----      --------     -----

     Net income                                   32,882       7.1        34,696       7.2
                                                ========     =====      ========     =====


    Sales
    -----

            Sales for the six months ended June 30, 1997 increased by RMB 20,154 or 4.3% to RMB 485,843 as compared to RMB 465,689 for the six months ended June 30, 1996. The increase in sales was due to:

             An overall increase in the domestic (Chinese) quantity demand for bearings primarily in the automobile and machine tooling industries in the first quarter. This was offset as a result of the Company's efforts to adjust to tightened credit conditions in China. The Company has responded to such conditions by enhancing its credit review procedures and limiting sales to customers where collectability was uncertain.

            Sales for Harbin bearing for the six months ended June 30, 1997 increased by RMB 14,805 or 3.3% to RMB 464,421 as compared to RMB 449,616
     for the six months ended June 30,1996.   This increase was further enhanced
     by an increase in sales by Southwest Products in the amount of RMB 5,439 or 33.3% to RMB 21,422 for the six months ended June 30, 1997 as compared to RMB 16,073 for the six months ended June 30, 1996.


     Cost of Sales\Gross Profit
     --------------------------

            Cost of sales for the six months ended June 30, 1997 increased to RMB 295,825 as compared to RMB 285,917 for the six months ended June 30, 1996. The cost of sales for Harbin

     Bearings for the six months ended June 30, 1997 and 1996 were calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for Southwest Products for the six months ended June 30, 1997 and 1996 was calculated on an actual cost basis.

            Gross profit increased by RMB 10,246 or 5.7% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase in gross profit was attributable to the increase in sales. Gross profit as a percentage of sales increased to 39.1% in 1997 from 38.6% in 1996 due to the change in product mix from small and medium sized bearings to higher margin medium and large sized bearings.


     Selling Expenses
     ----------------

            Selling expenses for the six months ended June 30, 1997 decreased by RMB 425 or 3.4% to RMB 11,946 as compared to RMB 12,371 for the six months ended June 30, 1996. Although royalty costs and government taxes in the PRC increased following the increase in sales, the overall selling expenses decreased as a result of the successful charge back of certain marketing and transportation costs to customers. Selling expenses as a percentage of sales decreased from 2.7% in 1996 to 2.5% in 1997.


     General and Administrative Expenses
     -----------------------------------

            General and administrative expenses for the six months ended June 30, 1997 decreased by RMB 1,706 or 3.4% to RMB 48,282 as compared to RMB 49,988 for the six months ended June 30, 1996. General and administrative expenses as a percentage of sales decreased to 9.9% in 1997 from 10.7% in 1996. Significant factors affecting the change in general and administrative expenses between 1996 and 1997 were as follows:

            a. An increase in staff costs of RMB 1,385 associated with the U.S. engineering program at Harbin Bearing, which began in October 1996.

            b. An aggregate cash discount of RMB 6,507, which was granted during the six months ended June 30, 1996 as incentive to customers for early settlement of debt in order to accelerate cash collections. No such discount was granted during the six months ended June 30, 1997.

            c. An increase in the general provision for doubtful accounts of RMB 2,000 during the six months ended June 30, 1997.

            d. A management fee payable to the Sunbase International of RMB 2,281 for the six months ended June 30, 1997 where no such fee was paid during the six months ended June 30, 1996. This management fee was for rent, utilities, and other administrative costs born by the parent.

            e. A loss on the disposal of fixed assets of RMB 582 for the six months ended June 30, 1997 whereas no gain or loss on the disposal of fixed assets was recorded during the six months ended June 30, 1996.

            f. An increase in property tax of RMB 1,062 in the six months ended June 30, 1997 as a result of an increase in fixed assets. No such tax was paid during the six months ended June 30, 1996.

            g. An increase in administrative staff costs by RMB 1,647 as a result of increased compensation paid to workers.


     Interest Expense
     ----------------

            Interest expense for the six months ended June 30, 1997 increased by RMB 5,679 or 18.7% to RMB 36,100 as compared to RMB 30,421 for the six months ended June 30, 1996. The increase in interest expense was primarily attributable to the inclusion of RMB 5,724 of Convertible Debenture interest calculated at the rate of 12% per annum, which began on August 23, 1996.

     Net Income
     ----------

            As a result of the aforementioned factors, net income increased by RMB 1,814 or 5.5% to RMB 34,696 for the six months ended June 30, 1997 as compared to RMB 32,882 for the six months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

      For the six months ended June 30, 1997, the Company's operations utilized cash resources of RMB 19,608, as compared to RMB 2,061 utilized for the six months ended June 30, 1996. The Company's net working capital increased by RMB 79,428 at June 30, 1997 to RMB 484,046 as compared to RMB 404,618 at December 31, 1996, and the Company's current ratio at June 30, 1997 was 1.52:1 as compared to 1.52:1 at December 31, 1996 and 1.39:1 at June 30, 1996.

      Accounts receivable increased by RMB 50,761 or 16.2% to RMB 364,552 at
June 30, 1997, as compared to RMB 313,791 at December 31, 1996.   Due from
related companies also increased by RMB 211,863 during the six months ended June 30, 1997. Both increases are mainly a result of credit terms granted on sales made in the period.


INVESTING ACTIVITIES

      Capital expenditures for the six months ended June 30, 1997 of RMB 13,345 consisted of costs relating to the construction of new plant and buildings, and the renovation of existing facilities and equipment, and were financed by internally generated funds, as well as short-term and long-term bank loans. There are no other material capital expenditures expected in the near future. There is also no dividend restriction on any bank loans.


FINANCING ACTIVITIES

      The Company has historically relied on both long and short term bank loans from Chinese banks to support its operating and capital requirements. Short term bank loans have terms ranging from three months to six months, are utilized to finance both operating and capital requirements, and are renewed on a revolving basis. Long term bank loans are utilized to fund capital expansions projects. During the six months ended June 30, 1997, the net increase in bank loans (after deducting repayment) was RMB 16,896, which was utilized to fund capital expenditures. The Company believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions.

      Southwest Products has relied upon a revolving accounts receivable line of credit to supplement its capital requirements. The Company believes that Southwest Products will be able to continue to maintain and expand its bank borrowings under existing terms and conditions.

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

      The Investors have the right to convert at any time the whole or any part the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") is initially $5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price,
(f) issuance of shares at a price per share which is less than the lower of the then market price or the Conversion Price, and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ending December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such period.

      The Convertible Debentures are required to be redeemed on the Maturity Date at the principal amount outstanding together with any accrued but unpaid interest together with an amount that would enable the Investors to realize an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Convertible Debentures occurs, the Convertible Debentures are automatically due and payable at the principal amount outstanding together with accrued interest and an amount that would enable the Investors to realize an aggregate internal rate of return on their investment of 19.75% per annum. Events of default include the delisting of the shares from NASDAQ or suspension from trading on NASDAQ; default in performance after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money; bankruptcy, insolvency or unsatisfied judgments; failure to achieve earnings per common share of at least $.55 for fiscal years commencing January 1, 1996; and accounts receivable reaching a certain level in relationship to net sales.

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


INFLATION AND CURRENCY MATTERS

      In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the six months ended June 30, 1997, the general inflation rate in the PRC was under control and was below 10% on an average basis. Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

      The Company continually monitors the effects of inflation. The Company is generally able to raise its prices to shift a portion of the costs of inflation to its customers. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1996 and 1997. The major impact of inflation was on labors cost due to increases in employees wages. However, the Company has generally managed to offset the effects of inflation through improved operating efficiencies.

      Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

      The Company conducts most of its business in the PRC and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the US$, could have a material adverse effect upon the results of operations and financial position of the Company as measured in US$.
Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$ 1.00 to RMB 8.65 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, RMB 8.3 at December 31, 1996 and RMB 8.29 at June 30, 1997.

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

                Three months ended June 30, 1997: None

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


                                       Sunbase Asia, Inc.
                                       ------------------
                                       (Registrant)



Date:  August 13, 1997             By:  /s/ William McKay
                                        -----------------
                                        William McKay
                                        Chief Executive Officer and
                                        President
                                        (Duly Authorized Officer)



Date:  August 13, 1997             By:  /s/ (Roger) Li Yuen Fai
                                        -----------------------
                                        (Roger) Li Yuen Fai
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)