Form 10-Q
period 1997-09-30
SUNBASE ASIA INC
filed 1997-11-19
CIK 95626

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 1997.



[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the transition period from                  to
                               -----------------   ------------------------

                          Commission File No.  0-3132

                               SUNBASE ASIA, INC.
             (Exact name of Registrant as specified in its charter)

              Nevada                                      94-1612110
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

As of September 30, 1997, the Company had 12,700,141 shares of common stock issued and outstanding.

                      SUNBASE ASIA , INC. AND SUBSIDIARIES
                      ------------------------------------


                                     INDEX

                                                                                       PAGE
                                                                                       ----
PART I: FINANCIAL INFORMATION
       Item 1  --   Financial statements

                    Consolidated Condensed Balance Sheets (unaudited)
                    - December 31, 1996 and September 30, 1997                          3-4

                    Consolidated Condensed Statements of Income (unaudited)
                    - Three months and nine months ended
                      September 30, 1996 and 1997                                         5

                    Consolidated Condensed Statements of Cash Flows (unaudited)
                    - Nine months ended September 30, 1996 and 1997                       6

                    Notes to Consolidated Condensed Financial Statements
                    (unaudited)
                    - Three months and nine months ended
                      September 30, 1996 and 1997                                      7-11

       Item 2  --   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                     12-19

PART II:            OTHER INFORMATION

       Item 6  --   Exhibits and Reports on Form 8-K                                     20

SIGNATURES                                                                               21

EXHIBIT 11          Computation of Earnings Per Common Share                          22-23

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                 AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                    12/31/96                 9/30/97
                                                                ----------------         ----------------
                                                     Notes       RMB         US$         RMB       US$
                                                     -----      -----        ---         ---       ---
ASSETS
Current assets
    Cash and bank balances                                      87,428     10,546       50,266     6,064
    Accounts receivable, net                                   313,791     37,852      377,861    45,580
    Notes receivable                                            15,212      1,835        6,465       780
    Inventories, net                                     4     476,409     57,468      489,241    59,016
    Other receivables                                           70,075      8,453       97,187    11,723
    Receivable from disposal
      of an investment                                          13,419      1,618            -         -
    Due from related companies                                 205,275     24,762      405,287    48,889
                                                             ---------   --------   ----------   -------
Total current assets                                         1,181,609    142,534    1,426,307   172,052
Fixed assets                                                   656,071     79,140      637,600    76,912
Deferred asset                                                  22,204      2,678       15,395     1,857
Long term investments                                            1,012        122        1,012       122
Goodwill                                                        11,587      1,398       10,954     1,321
                                                             ---------   ----------  ---------   -------
Total assets                                                 1,872,483    225,872    2,091,268   252,264
                                                             =========   ==========  =========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short term bank loans                                      358,847     43,286      382,646    46,158
    Long term bank loans, current portion                       98,641     11,899      106,171    12,807
    Accounts payable                                           151,971     18,332      125,318    15,117
    Notes payable                                                2,800        338       10,800     1,303
    Accrued liabilities and other payables                      55,544      6,700       92,117    11,112
    Short term obligations under capital leases                 18,788      2,266       20,015     2,414
    Short term portion of
      secured promissory note                            5      12,450      1,502       12,435     1,500
    Income tax payable                                          38,368      4,628       64,064     7,728
    Taxes other than income                                     25,225      3,043       75,610     9,121
    Due to related companies                                    14,357      1,732       34,398     4,149
                                                             ---------   ----------  ---------   -------
Total current liabilities                                      776,991     93,726      923,574   111,409
Long term bank loans                                            35,000      4,222       23,000     2,774
Long term obligations under capital leases                      88,924     10,726       73,756     8,897
Long term portion of secured promissory note             5      12,450      1,502       12,435     1,500
Convertible debentures                                   6      95,450     11,514       95,335    11,500
Minority interests                                             420,484     50,722      475,212    57,324
                                                             ---------   --------   ----------   -------
                                                             1,429,299    172,412    1,603,312   193,404

                                                                   Continued/...

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
     AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997 (UNAUDITED) (CONTINUED)
                      (Amounts in thousands, except number
                         of shares and per share data)


                                                           12/31/96                9/30/97
                                                     ------------------     -------------------
                                                           RMB      US$           RMB       US$
                                                     ---------   -------   ----------   -------

Shareholders' equity:
Common Stock, par value US$ 0.001 each,
    50,000,000 shares authorized;
    12,700,141 shares issued, and fully paid up            107        13          107        13
Preferred Stock, par value US$ 0.001 each,
    25,000,000 shares authorized;
        Convertible Preferred Stock - Series A;
        36 shares issued and outstanding                44,533     5,372       44,533     5,372
        Convertible Preferred Stock - Series B;
        6,800 shares issued and outstanding             28,288     3,412       28,288     3,412
Contributed surplus                                    188,019    22,680      188,019    22,680
Reserves                                                27,866     3,361       27,866     3,361
Retained earnings                                      154,371    18,622      199,143    24,022
                                                     ---------   -------   ----------   -------
Total shareholders' equity                             443,184    53,460      487,956    58,860
                                                     ---------   -------   ----------   -------
Total liabilities and shareholders' equity           1,872,483   225,872    2,091,268   252,264
                                                     =========   =======   ==========   =======

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


                                              Nine Months Ended September 30,                 Three Months Ended September 30,
                                         ---------------------------------------           --------------------------------------

                                         1996             1997              1997           1996             1997             1997
                             Notes        RMB              RMB                US           $RMB              RMB              US$
                            ------       ----             ----              ----           ----              ---             ----
Net sales to
 - Third parties                      588,084          427,571            51,577          152,011          158,047           19,065
 - Related parties                    136,876          219,095            26,429          107,260            2,776              335
                                   ----------       ----------        ----------      -----------       ----------       ----------
                                      724,960          646,666            78,006          259,271          160,823           19,400

Cost of sales                     (   444,750)     (   394,097)     (     47,539)     (   158,833)      (   98,272)    (     11,854)

                                   ----------       ----------        ----------      -----------       ----------       ----------

Gross profit                          280,210          252,569            30,467          100,438           62,551            7,546

Selling, general and
   administrative expenses
   - Third parties               (     58,397)    (     49,614)    (       5,985)    (     18,109)    (     14,332)      (  1,729)
   - Related parties             (     33,334)    (     33,693)    (       4,064)    (     11,263)    (      8,747)      (  1,055)
                                   ----------       ----------        ----------      -----------       ----------       ----------
                                 (     91,731)    (     83,307)     (     10,049)    (     29,372)    (     23,079)      (  2,784)

Interest expense, net
   - Third parties               (     38,474)    (     43,431)    (       5,239)    (     13,192)    (     11,726)      (   1,415)
   - Related parties             (      7,573)    (      6,446)    (         778)    (      2,434)    (      2,051)      (     248)
                                   ----------       ----------        ----------      -----------       ----------       ----------
                                 (     46,047)    (     49,877)    (       6,017)    (     15,626)    (     13,777)      (   1,663)
                                   ----------       ----------        ----------      -----------       ----------       ----------

Income before income taxes            142,432          119,385            14,401           55,440           25,695            3,099

Provision for income taxes:
    - Current                    (     23,590)    (     19,885)    (       2,399)    (      9,170)    (      4,162)      (    502)
                                   ----------       ----------        ----------      -----------       ----------       ----------

Income before minority
 interests                            118,842           99,500            12,002           46,270           21,533            2,597

Minority interests               (     64,926)    (     54,728)    (       6,601)    (     25,236)    (     11,457)      (    1,381)

                                   ----------       ----------        ----------      -----------       ----------       ----------

Net income                             53,916           44,772             5,401           21,034           10,076            1,216
                                   ==========       ==========        ==========      ===========       ==========       ==========


Earnings per common share      2
  - Primary                              3.26             2.64              0.32             1.23             0.59             0.07
                                   ==========       ==========        ==========      ===========       ==========       ==========
  - Fully Diluted                        3.25             2.77              0.33             1.22             0.67             0.08
                                   ==========       ==========        ==========      ===========       ==========       ==========

Number of shares outstanding   2
 - Primary                         16,561,644       16,980,141        16,980,141       17,107,412       16,980,141       16,980,141
                                   ==========       ==========        ==========      ===========       ==========       ==========
 - Fully Diluted                   16,963,420       19,280,141        19,280,141       18,199,593       19,280,141       19,280,141
                                   ==========       ==========        ==========      ===========       ==========       ==========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                             (Amounts in thousands)

                                                                             Nine Months Ended September 30,
                                                                          ------------------------------------
                                                                          1996            1997           1997
                                                                           RMB             RMB            US$
                                                                          ----            ----           ----
Cash flows from operating activities:
Net income                                                              53,916          44,772          5,401
Adjustments to reconcile income to net cash
 used in operating activities:
 Minority interests                                                     64,926          54,728          6,601
 Depreciation                                                           47,232          53,170          6,414
 Loss on disposal of fixed assets                                    (   1,111)            582             70
 Amortization of goodwill                                                  352             633             76
 Exchange difference on secured promissory
  note and convertible debentures                                            -         (   145)         (  17)
 Amortization of present value discount on deferred asset                    -         (   587)         (  71)
 Amortization of deferred debenture issue expense                            -           1,021            123
 Others                                                                  2,145               -              -
Changes in operating assets and liabilities-
(Increase) decrease in assets:
 Accounts receivable                                                 ( 243,397)      (  64,070)      (  7,729)
 Notes receivable                                                        9,748           8,747          1,055
 Inventories                                                            73,636       (  12,832)      (  1,548)
 Prepaid VAT                                                            40,429               -              -
 Other receivables                                                   (  10,167)      (  27,112)      (  3,270)
 Receivable from disposal of an investment                                   -          13,419          1,619
 Due from related companies                                             10,829        (200,012)       (24,127)
Increase (decrease) in liabilities:
 Accounts payable                                                       30,199       (  26,653)      (  3,215)
 Notes payable                                                           6,228           8,000            965
 Accrued liabilities and other payables                              (  20,098)         36,573          4,412
 Income tax payable                                                     29,064          25,696          3,100
 Taxes other than income                                                28,664          56,760          6,847
 Due to related companies                                            ( 109,646)          6,100            736
 Due  to shareholders                                                (  16,646)              -              -
                                                                       --------        --------        -------
Net cash used in operating activities                                (   3,697)       ( 21,210)      (  2,558)
                                                                       --------        --------        -------

Cash flows from investing activities:
 Disposal of long term investments                                         426               -              -
 Proceeds from disposal of fixed assets                                  1,798            (134)      (     16)
 Additions to fixed assets                                           (  66,319)       ( 35,147)      (  4,240)
                                                                      --------        --------        -------
Net cash used in investing activities                                (  64,095)       ( 35,281)      (  4,256)
                                                                      --------        --------        -------

Cash flows from financing activities:
 Net increase in bank loans                                             60,758          19,329          2,332
 Repayment of other loans                                             ( 33,810)              -              -
 Repayment of secured promissory note                          5      ( 16,700)              -
 Proceeds from issuance of convertible debentures              6        95,450               -
 Proceeds from sale of common stock, net of costs              7        35,399               -
                                                                      --------         -------              -
Net cash provided by financing activities                              141,097          19,329          2,332
                                                                      --------        --------        -------

Net increase (decrease) in cash and cash equivalents                    73,305     (    37,162)     (   4,482)
Cash and cash equivalents, at beginning of period                       30,944          87,428         10,546
                                                                      --------        --------        -------
Cash and cash equivalents, at end of period                            104,249          50,266          6,064
                                                                      ========        ========        =======
Non-cash transaction:
Financing of lease arrangements                                         12,815           6,446            777
                                                                      ========        ========        =======

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)

1. GENERAL

        Sunbase Asia, Inc., a Nevada Corporation ("the Company"), is engaged in the design, manufacture and distribution of a broad range of bearing products in the People's Republic of China ("PRC") and certain western countries, including the United States.

        The Company acquired 100% of the issued share capital of China Bearing Holdings Limited (China Bearing) on December 2, 1994 pursuant to a Share Exchange Agreement with Asean Capital Limited in exchange for 10,261,000 shares of common stock. The transaction has been treated as a recapitalization of China Bearing with China Bearing as the acquirer (reverse acquisition). The historical financial statements prior to December 2, 1994 are those of China Bearing.

        The Company owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership in Harbin Bearing Company Limited ("Harbin Bearing"), a joint stock limited company organized under the law of the PRC. Harbin Bearing is located in Harbin, the PRC, and has been in business since 1950. Harbin Bearing manufactures a wide variety of bearings in the PRC for use in commercial, industrial and aerospace applications and which are sold primarily in the PRC and certain western countries, including the United States.

        On January 16, 1996 (effective December 29, 1995), the Company acquired Smith Acquisition Company, Inc. dba Southwest Products Company (Southwest Products), a bearing manufacturing company located in Los Angeles County, California, that has been in business since 1945. Southwest Products manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries. Its major customers are located in the United States.


2. BASIS OF PRESENTATION

        The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All material intercompany accounts and transactions were eliminated on consolidation.

        The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, necessary to present fairly the financial position at September 30, 1997, the results of operations for the three months and nine months ended September 30, 1996 and 1997, and the changes in cash flows for the nine months ended September 30, 1996 and 1997. These adjustments are of a normal recurring nature.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


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

        For the three months and nine months ended September 30, 1996 and 1997, primary earnings per common share have been calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. Common stock equivalents consist of convertible preferred stock and outstanding stock options. The computation of fully diluted earnings per share, where appropriate, assumes the full conversion of the Convertible Debentures and the elimination of the related after tax interest expense effective August 23, 1996.

        The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.


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

        For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on September 30, 1997 of US$ 1.00 = RMB
   8.29. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on September 30, 1997 or at any other certain rate on September 30, 1997.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


4. INVENTORIES

Inventories consist of the following at December 31, 1996 and September 30, 1997:


                                     December 31, 1996    September 30, 1997
                                     -----------------    -------------------

                                       RMB        US$          RMB        US$
                                       ---        ---          ---        ---

Raw materials                      102,856      12,407      95,508     11,521
Work-in-progress                   121,847      14,698     126,291     15,234
Finished goods                     257,121      31,016     273,810     33,029
                                   -------    --------     -------     ------
                                   481,824      58,121     495,609     59,784
Less: Allowance for obsolescence    (5,415)       (653)     (6,368)      (768)
                                   -------    --------     -------     ------

Inventories, net                   476,409      57,468     489,241     59,016
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

        In connection with the issuance of convertible debentures described at Note 6, Asean has undertaken that for so long as any of the debentures are outstanding, no amounts are to be repaid on the Note unless there is sufficient working capital and the repayment is made in three annual installments with an effective date of August 1, 1996. The first installment was made on September 10, 1996.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)


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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1997
       (Amounts in thousands, except number of shares and per share data)



6. CONVERTIBLE DEBENTURES (continued)

        As a result of the foregoing, although the Convertible Debentures bear interest at the rate of 5% per annum, interest is accrued at the rate of 12% per annum.

        The obligations of China Bearing under the Convertible Debentures are guaranteed by the other members of the Sunbase Group.


7. SALE OF COMMON STOCK

        On June 10, 1996, the Company sold 1,000,000 shares of common stock (the "Private Placement Shares") at US$5.00 per share, which generated net proceeds of US$ 4,347 (RMB 36,077). Such shares to the extent held by non-affiliates of the Company may be sold pursuant to Rule 144 under the Securities Act of 1933.

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


RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997:

      The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended September 30, 1996 and 1997.

                                               Three Months Ended September 30,
                                         ---------------------------------------------
                                                   1996                        1997
                                                -------                   -----------
                                             RMB          %             RMB          %
                                         -----------   -------       -----------   -------

Sales                                          259,271    100.0        160,823          100.0
Cost of sales                                 (158,833)   (61.3)       (98,272)         (61.1)
                                              --------    -----       --------          -----

Gross profit                                   100,438     38.7         62,551           38.9

Selling expenses                                (7,692)    (3.0)        (4,619)          (2.9)
General and administrative expenses            (21,680)    (8.4)       (18,460)         (11.5)
Interest expenses                              (15,626)    (6.0)       (13,777)          (8.6)
                                              --------    -----       --------           -----

Income before income taxes                      55,440     21.3         25,695           15.9
Provision for income taxes                      (9,170)    (3.5)        (4,162)          (2.6)
                                              --------    -----       --------          -----

Income before minority interests                46,270     17.8         21,533           13.3
Minority interests                             (25,236)    (9.7)       (11,457)          (7.1)
                                              --------    -----       --------          -----

Net income                                      21,034      8.1         10,076            6.2
                                              ========    =====       ========          =====

     Sales
     -----

            Sales for the three months ended September 30, 1997 decreased by RMB 98,448 or 38% to RMB 160,823, as compared to RMB 259,271 for the three months ended September 30, 1996. The decrease in sales was a result of the Company's efforts to adjust to tightened credit conditions in the PRC. The Company has responded to such conditions by enhancing its credit review procedures and limiting sales to customers where collectability was uncertain. During the period presented, there were no material price increases from the prior three month period.

            Sales for Harbin Bearing for the three months ended September 30, 1997 decreased by RMB 101,075 or 40.5% to RMB 148,709 as compared to RMB 249,784 for the three months ended September 30, 1996. However, this decrease was partially offset by an increase in sales for Southwest Products by RMB 2,627 or 27.7% to RMB 12,114 for the three months ended September 30, 1997 as compared to RMB 9,487 for the three months ended September 30, 1996.


     Cost of Sales/Gross Profit
     --------------------------

            Cost of sales for the three months ended September 30, 1997 decreased 38.1% to RMB 98,272 as compared to RMB 158,833 for the three months ended September 30, 1996. The cost of sales for Harbin Bearing for the three months ended September 30, 1997 and 1996 was calculated using the gross profit method by reference to average annual gross profit ratios.
     The cost of sales for Southwest Products for the three months ended September 30, 1997 and 1996 was calculated on an actual cost basis.

            Gross profit decreased by RMB 37,887 or 37.7% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in gross profit was attributable to the decrease in sales. However, gross profit as a percentage of sales increased slightly to 38.9% in 1997 from 38.7% in 1996 due to different product mix from small and medium sized bearings to higher margin medium and large sized bearings.


     Selling Expenses
     ----------------


            Selling expenses for the three months ended September 30, 1997 decreased by RMB 3,073 or 40% to RMB 4,619 as compared to RMB 7,692 for the three months ended September 30, 1996. The decrease in selling expenses was due to the decrease in sales.

     General and Administrative Expenses
     -----------------------------------

            General and Administrative Expenses for the three months ended September 30, 1997 decreased by RMB 3,220 or 14.8% to RMB 18,460 as compared to RMB 21,680 for the three months ended September 30, 1996. General and administrative expenses as a percentage of sales increased to 11.5% in 1997 from 8.4% in 1996 primarily due to the decline in sales. Significant factors affecting the change in general and administrative expenses between the three months ended September 30, 1997 and three months ended September 30, 1996 were as follows:

            a. An aggregate cash discount of RMB 479 which was granted during the three months ended September 30, 1996 as an incentive to customers for early settlement of debt in order to accelerate cash collections. No such cash discount was granted during the three months ended September 30, 1997.

            b. A decrease in operating expenses of RMB 2,770 during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 as a result of cost controls implemented in order to achieve the operational efficiency.


     Interest Expense
     ----------------

            Interest Expense for the three months ended September 30, 1997 decreased by RMB 1,849 or 11.8% to RMB 13,777 as compared to RMB 15,626 for the three months ended September 30, 1996. The decrease in interest expense was primarily attributable to a decrease in the interest rate on new short term bank loans effective on August 23, 1996. The average annual interest rate was 12.55% in 1996 compared to 11.09% in 1997. However, this decrease was partially offset by an increase in interest from the convertible debentures.


     Net Income
     ----------

            As a result of the aforementioned factors, net income decreased by RMB 10,958 or 52% to RMB 10,076 for the three months ended September 30, 1997 as compared to RMB 21,034 for the three months ended September 30, 1996.

NINE MONTHS ENDED JUNE 30, 1996 AND 1997:

      The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the nine months ended September 30, 1996 and 1997.

                                                    Nine Months Ended September 31,
                                              ---------------------------------------------
                                                       1996                     1997
                                                 RMB          %           RMB          %
                                              ----------   -------     ----------   -------
     Sales                                        724,960    100.0         646,666    100.0
     Cost of sales                               (444,750)   (61.3)       (394,097)   (60.9)
                                                 --------    -----        --------    -----

     Gross profit                                 280,210     38.7         252,569     39.1

     Selling expenses                             (20,064)    (2.8)        (16,565)   ( 2.6)
     General and administrative expenses          (71,667)    (9.9)        (66,742)   (10.3)
     Interest expenses                            (46,047)    (6.4)        (49,877)   ( 7.7)
                                                 --------    -----        --------    -----

     Income before income taxes                   142,432     19.6         119,385     18.5
     Provision for income taxes                   (23,590)    (3.2)        (19,885)   ( 3.1)
                                                 --------    -----        --------    -----

     Income before minority interests             118,842     16.4          99,500     15.4
     Minority interests                           (64,926)    (9.0)        (54,728)    (8.5)
                                                 --------    -----        --------    -----

     Net income                                    53,916      7.4          44,772      6.9
                                                 ========    =====        ========    =====

     Sales
     -----

            Sales for the nine months ended September 30, 1997 decreased by RMB 78,294 or 10.8% to RMB 646,666 as compared to RMB 724,960 for the nine months ended September 30, 1996. The decrease in sales was a result of the Company's efforts to adjust to tightened credit conditions in the PRC. The Company has responded to such conditions by enhancing its credit review procedures and limiting sales to customers where collectability was uncertain. During the period presented, there were no material price increases from the prior nine month period.

            Sales for Harbin Bearing for the nine months ended September 30, 1997 decreased by RMB 86,270 or 12.3% to RMB 613,130 as compared to RMB 699,400 for the nine months ended September 30, 1996. However, this decrease was partially offset by an increase in sales for Southwest Products by RMB 7,976 or 31.2% to RMB 33,536 for the nine months ended September 30, 1997 as compared to RMB 25,560 for the nine months ended September 30, 1996.


     Cost of Sales/Gross Profit
     --------------------------

            Cost of sales for the nine months ended September 30, 1997 decreased to RMB 394,097 as compared to RMB 444,750 for the nine months ended September 30, 1996. The cost of sales for Harbin Bearing for the nine months ended September 30, 1997 and 1996 was calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for Southwest Products for the nine months ended September 30, 1997 and 1996 was calculated on an actual cost basis.

          Gross profit decreased by RMB 27,641 or 10% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in gross profit was attributable to the decrease in sales. However, gross profit as a percentage of sales increased slightly to 39.1% in 1997 from 38.7% in 1996 due to different product mix from small and medium sized bearings to higher margin medium and large sized bearings.


     Selling Expenses
     ----------------

            Selling expenses for the nine months ended September 30, 1997 decreased by RMB 3,499 or 17.4% to RMB 16,565 as compared to RMB 20,064 for the nine months ended September 30, 1996. The decrease in selling expenses was due to the decrease in sales. Selling expenses as a percentage of sales decreased from 2.8% in 1996 to 2.6% in 1997.


     General and Administrative Expenses
     -----------------------------------

            General and Administrative Expenses for the nine months ended September 30, 1997 decreased by RMB 4,925 or 6.9% to RMB 66,742 as compared to RMB 71,667 for the nine months ended September 30, 1996. General and administrative expenses as a percentage of sales increased to 10.3% in 1997 from 9.9% in 1996.

            The decrease was primarily due to:

            a. An aggregate cash discount of RMB 6,986 which was granted during the nine months ended September 30, 1996 as an incentive to customers for early settlement of debts in order to accelerate cash collections. No such cash discount was granted during the nine months ended September 30, 1997.

            b. A decrease in compensation expense in 1997 of RMB 448 related to the voluntary early retirement program at Harbin Bearing.

            The above decrease was then offset by the following increases:

            a. There was a loss on disposal of fixed assets of RMB 582 during the nine months ended September 30, 1997 while there was a gain on disposal of fixed assets of RMB 1,111 during the nine months ended September 30, 1996.

            b. An increase in property tax of RMB 1,062 in the nine months ended September 30, 1997 as a result of an increase in fixed assets. No such tax was paid during the nine months ended September 30, 1996.

     Interest Expense
     ----------------

            Interest Expense for the nine months ended September 30, 1997 increased by RMB 3,830 or 8.3% to RMB 49,877 as compared to RMB 46,047 for the nine months ended September 30, 1996. The increase in interest expense was primarily attributable to the increase of RMB 7,360 of Convertible Debenture interest calculated at the rate of 12% per annum and was offset by a decrease in the interest rate on new short term bank loan effective on August 23, 1996. The average annual interest rate was 12.55% in 1996 compared to 11.09% in 1997. However, this decrease was partially offset by an increase in interest from the convertible debentures.


     Net Income
     ----------

            As a result of the aforementioned factors, net income decreased by RMB 9,144 or 17% to RMB 44,772 for the nine months ended September 30, 1997 as compared to RMB 53,916 for the nine months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

      For the nine months ended September 30, 1997, the Company's operations utilized cash resources of RMB 21,210 as compared to RMB 3,697 utilized for the nine months ended September 30, 1996. The Company's net working capital increased by RMB 98,115 at September 30, 1997 to RMB 502,733 as compared to RMB 404,618 at December 31, 1996, and the Company's current ratio at September 30, 1997 was 1.54:1 as compared to 1.52:1 at December 31, 1996 and 1.66:1 at September 30, 1996.

      Accounts receivable increased by RMB 64,070 or 20% to RMB 377,861 at September 30, 1997, as compared to RMB 313,791 at December 31, 1996. Due from related companies increased by RMB 200,012 during the nine months ended September 30, 1997. Both increases are mainly a result of credit terms granted on sales made in the period. The aggregate of accounts receivable and due from related parties increased RMB 264,082 or 50.9% during the nine months ended September 30, 1997.


INVESTING ACTIVITIES

      Capital expenditures for the nine months ended September 30, 1997 of RMB 35,147 consisted of costs relating to the construction of new plant and buildings, and the renovation of existing facilities and equipment, and were financed by internally generated funds, as well as short-term and long-term bank loans. There are no other material capital expenditures expected in the near future. There is also no dividend restriction on any bank loans.

      During the nine months ended September 30, 1997, payment of RMB 13,419 was received on the receivable from disposal of investment, which was recorded as other income in the quarter ended December 31, 1996.


FINANCING ACTIVITIES

      The Company has historically relied on both long and short term bank loans from Chinese banks to support its operations and capital requirements. Short term loans have terms ranging from three months to six months, are utilized to finance both operating and capital requirements, and are renewed on a revolving basis. Long term bank loans are utilized to fund capital expansion projects. During the nine months ended September 30, 1997, the net increase in bank loans (after deducting repayments) was RMB 19,329, which was utilized to fund the capital expenditures.

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

      In connection with the issuance of convertible debentures described at
Note 6, Asean has undertaken that for so long as any of the debentures are outstanding, no amounts are to be repaid on the Note unless there is sufficient working capital and the repayment is made by three annual installments with effect from August 1, 1996. The first installment was made on September 10, 1996.

      The Company anticipates that its cash flows from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of debt and equity financing, and the proceeds from the June 1996 sale of the 1,000,000 shares of common stock and the August 1996 issuance of the Convertible Debentures, are adequate to finance the Company's current operating and debt service requirements.


INFLATION AND CURRENCY MATTERS

      In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the nine months ended September 30, 1997, the general inflation rate in the PRC was under control and was below 10% on an average basis. Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

      The Company continually monitors the effects of inflation. The Company is generally able to raise its prices to shift a portion of the inflated costs to the customers. However, the Company must also take into account market conditions and competition and may not, in all circumstances, be able to raise prices to offset increased costs to the Company. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1996 and 1997. The major impact of inflation was on labor cost due to increases in employees wages. However, the Company has generally managed to offset the effects of inflation through improved operational efficiency.

      Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

      The Company conducts most of its business in the PRC and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the US$, could have a material adverse effect upon the results of operations and financial position of the Company. Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$ 1.00 to RMB 8.65 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, RMB 8.3 at December 31, 1996 and RMB 8.29 at September 30, 1997.

        The Company is not able to predict whether or not the recent devaluation of a number of Asian currencies will result in a devaluation of the RMB. To date, the PRC government has indicated that it does not intend to devalue the RMB against the dollar.

PART II.       OTHER INFORMATION

Item 1  Legal Proceedings

        The lawsuit between the Company's subsidiary, Southwest Products, and an employee was settled during the three months ended September 30, 1997.

Item 2  Changes in Securities

        None

Item 3  Defaults upon Senior Securities

        None

Item 4  Submission of Matters to a Vote of Security Holders

        None

Item 5  Other Information

        None

Item 6  Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               11  Computation of Earnings per common share

               27  Financial Data Schedule

        (b)    Reports on Form 8-K:

               Three months ended September 30, 1997: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Sunbase Asia, Inc.
                              ------------------
                              (Registrant)



Date:  November 19, 1997     By:   /s/ William McKay
                                  ----------------------------------------
                                   William McKay
                                   Chief Executive Officer and
                                   President
                                   (Duly Authorized Officer)



Date:  November 19, 1997     By:    /s/ (Roger) Li Yuen Fai
                                   ----------------------------------------
                                   (Roger) Li Yuen Fai
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)