Form 10-K
period 1997-12-31
SUNBASE ASIA INC
filed 1998-05-15
CIK 95626

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1997

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

     Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]   No[X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 31, 1998, 12,700,142 shares of Common Stock were outstanding. The aggregate market value of the outstanding stock of the Registrant held by non-affiliates on March 31, 1998 was $11,795,226.

     Documents incorporated by reference:  None

     The total number of pages in this report is 88. The exhibit index is located on pages 83 through 86.

                                 PART I.

ITEM 1.   BUSINESS.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed under the heading "FACTORS THAT MAY AFFECT FUTURE RESULTS" in ITEM 7 and elsewhere in this Report.

SUNBASE ASIA

     Sunbase Asia, Inc., a Nevada corporation (the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), is engaged in the design, manufacture and distribution of a broad range of bearing products in the People's Republic of China ("China" or the "PRC"), the United States ("U.S."), Europe, Asia, South America and Africa.

     Harbin Bearing Company, Ltd. ("Harbin Bearing"), a majority-owned subsidiary of Sunbase Asia, is located in Harbin, China, and has been in business since 1950. Harbin Bearing has approximately 12,500 employees and operates out of facilities occupying in excess of two million square feet. Harbin Bearing is one of the five largest manufacturers of bearings in China in terms of sales revenue.

     Harbin Bearing manufactures and distributes a wide variety of precision and commercial-grade rolling element bearings in sizes ranging from 10 mm to 1,000 mm (internal diameter). Rolling-element bearings use small metal balls or cylinders to facilitate rotation with minimal friction and are typically used in vehicles, aircraft, appliances, machine tools, and virtually any product that contains rotating or revolving parts. Precision bearings are bearings that are produced to more exacting dimensional tolerances and to higher performance characteristics than standard commercial bearings. The manufacturing process for precision bearings generally requires the labor of highly skilled mechanics and the use of sophisticated machine tools.

     On January 16, 1996 (effective December 29, 1995), the Company acquired Smith Acquisition Company, Inc. dba Southwest Products Company ("Southwest Products"), a bearing manufacturing company located in Los Angeles County, California, that has been in business since 1945. Southwest Products is an engineering-intensive company that designs and manufactures high-precision plain spherical bearings, rod-end bearings, bushings and push-pull controls for U.S., European and Asian aerospace and high technology commercial applications and the U.S. military. Spherical bearings are "ball and socket" mechanisms that allow for motion in three dimensions and which move loads from one plane to another. For flight critical applications, a spherical bearing must have extremely precise tolerances and it must be able to endure heavy loads without failure.

     Over 90% of Harbin Bearing's sales are made to the Original Equipment Manufacturers ("OEMs") and replacement markets in China. Based on low production costs in China and the on-going worldwide demand for bearings, management intends to develop a substantial export business to complement the Company's strong domestic position in the Chinese markets. Historically, Harbin Bearing's export sales have been made through trade intermediaries and by receiving customer orders that are placed directly to its offices in China. Subject to compliance with U.S. export controls, Southwest Products will provide engineering and technical support to Harbin Bearing, and will market and distribute Harbin Bearing products internationally, focusing on exports of the products to the U.S. In addition, subject to compliance with U.S. export controls, Southwest Products will assist Harbin Bearing in implementing U.S. manufacturing methods, improving quality control procedures and in developing new products at Harbin Bearing's facilities in China. See ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS."

     The following diagram shows the corporate structure of the Company and its affiliated companies as of December 31, 1997:

                     -------------------------------------
                              SUNBASE ASIA, INC.
                         Common Stock trades on NASDAQ
                             (Nevada Corporation)
                     -------------------------------------

              100%                                           100%
-----------------------------------        =====================================
          CHINA BEARING                                    SOUTHWEST
         HOLDINGS LIMITED                                  PRODUCTS
     (Bermuda Holding Company)                              COMPANY
-----------------------------------                (California corporation)

              100%                                    OPERATING COMPANY
-----------------------------------        =====================================

        CHINA INTERNATIONAL
         BEARING HOLDINGS
             LIMITED
    (Hong Kong Holding Company)
-----------------------------------

       99%                       99.9%
---------------------    ----------------------
   HARBIN SUNBASE           HARBIN XINHENGLI
    DEVELOPMENT              DEVELOPMENT
  COMPANY LIMITED          COMPANY LIMITED
(PRC JV Holdings Co.)    (PRC JV Holdings Co.)
---------------------    ----------------------

       10%                       41.57%
===============================================
           HARBIN BEARING COMPANY, LTD
          (PRC Joint Stock Company)

          OPERATING COMPANY
               (note A)
===============================================


(A)  Sunbase Asia's effective ownership in Harbin Bearing is 51.43%.

COMPETITION

     Harbin Bearing's main competitors can be categorized into three principal groups: (i) a few very large national bearing manufacturers in China with a wide range of products; (ii) small local Chinese bearing production facilities that compete on a local basis by manufacturing small-sized, commodity-type bearings; and (iii) non-Chinese bearing manufacturers. Competition is principally based upon pricing considerations.

Chinese Competition

     In China, there are five major bearing manufacturers. In terms of revenue reported by bearing manufacturers in China for 1996, the top five are Wafangdian Bearing Company Limited, Luoyang Bearing Group, Northwest Bearing Joint Stock Company, Harbin Bearing and Xiangyang Bearing Joint Stock Company. The balance of the PRC bearing industry is fragmented, comprised of a larger number of smaller bearing companies producing mostly lower grade bearings often on a local basis for use mostly as replacement bearings in the electrical appliance and agricultural equipment industries.

     PRC bearing manufacturers are often unable to produce bearings of such a high precision, consistency and durability as those produced by the leading multinational manufacturers. Contributory factors include the lower levels of capital expenditure in the PRC bearing industry, the greater labor intensive production processes and the relative lack of operational skills and training. According to a PRC bearing industry journal, local production is able to satisfy about 70 % of domestic demand in terms of type of products and 90 % in terms of quantity. Therefore, there is a surplus demand in China for certain higher grade bearings, especially in the road transport and railway sectors. In 1996, the PRC imported about $200 million of bearings (according to the China National Bearing Industry Association) in order to help satisfy the demand for higher grade bearings (including wheel hub bearing units for passenger vehicles and high-speed railway bearings) not generally available from PRC manufacturers, an increase of over some 250 % from 1990. This has led the PRC authorities to encourage foreign investment in higher grade bearing manufacturers and to demand a halt to approvals of foreign investment supporting the production of lower grade bearings.

     Bearings imported into the PRC are currently subjected to import tariffs ranging from 10 % to 17 %. If the PRC becomes a signatory of the World Trade Organization, the import tariff may be phased out, thus potentially increasing competition by foreign manufacturers. The PRC bearing industry's export target for the year 2000 is $350-400 million, including targets of $150 million to the U.S., $100 million to South East Asia and $100 million to Western Europe.

     It is estimated by the Chinese National Bearing Industry Association that about 900 million units of bearings were produced in 1995. Under the Ninth Five-Year Plan (1996-2000) a target bearing output of 1.2 to 1.3 billion units has been set. Pursuant to this Plan, the industry will establish priorities for developing bearings for motor vehicles, railway passenger trains, freight cars, engineering and agricultural machinery, metallurgy, mining, petrochemical machinery, machine tools, electric motors, bearings for export and high-efficiency special bearing equipment.

       The potential for growth in the PRC bearing industry will be substantially dependent upon the performance of the PRC industrial sector and the economy in general. Since 1978, China has been pursuing economic reform policies in an effort to improve its industrial sector and revitalize its economy. Nevertheless, due to the recent financial crises hitting Asia, the central PRC government has implemented various policies to minimize the adverse effects upon the PRC economy. Such policies include closer supervision of the PRC banking system and tighter control over capital expenditures by PRC enterprises. These policies indirectly resulted in greater competition and will continue to have an adverse and significant impact on the performance of PRC bearing manufacturers.

Competition in International Markets

     Worldwide sales of bearings are estimated at $40-45 billion, with approximately 75 % of the consumption within North America, Western Europe and Japan. The industry is extremely competitive. Although Harbin Bearing's main competitors are Eastern European manufacturers and manufacturers located in China, to a lesser extent, Harbin Bearing also competes with companies, such as Svenska Kugellager Fabriken (SKF), Fisher Aktien Gesellschast (FAG), New Technology Network (NTN), NSK, Timken, Torrington-Fafnir and Nippon Miniature Bearing (MINEBEA), who dominate this market. Management believes in the long term that, Harbin Bearing's competitive position should be enhanced to the extent Southwest Products is able to assist Harbin Bearing, in implementing U.S. manufacturing methods and quality control procedures and in developing new products may enhance Harbin Bearing's general competitive position. In addition, Harbin Bearing may be able to compete in market segments that demand products with higher precision levels and may more effectively penetrate those market segments that utilize commodity-type bearings. See ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS".

HARBIN BEARING

     Harbin Bearing presently produces a wide range of bearings, ranging from 10mm to 1000mm (internal diameter). Harbin Bearing specializes in the manufacture of precision bearings and has the capability of manufacturing more than 5,000 of the approximately 6,000 different specifications of bearings that are available in China today. Harbin Bearing produces seven major types of bearings: deep-groove ball bearings, self-aligning ball bearings, cylindrical rolling bearings, angular-contact ball bearings, tapered rolling bearings, thrust ball bearings and linear-motion ball bearings. Each of such bearings are manufactured in micro, small, medium and large sizes. In 1997, deep-groove bearings comprised approximately 57.8 % of Harbin Bearing's sales in revenue. Harbin Bearing specializes in and is the largest manufacturer of precision bearings in China.

Sales and Marketing

     The major end-users of Harbin Bearing's products are manufacturers of electrical machinery, machine tools, mining and extraction machinery, automobiles, motorcycles, household appliances and aircraft and aerospace equipment. In 1997, approximately 30 % of Harbin Bearing's sales were made to OEMs in the machinery, transportation and electrical equipment industries representing, respectively, approximately 50 %, 7 % and 30 % of its total sales to OEMs. The remaining 13 % of sales were made to miscellaneous categories of OEM customers. Approximately 70 % of Harbin Bearing's sales in 1997 were made to distributors. Sales to related parties accounted for RMB 171,373,000 or 23.0 % in 1997, RMB 232,338,000 or 25.9 % in 1996 and RMB 103,111,000 or 15.3 % in
1995.  These related parties are owned by the Harbin Municipal Government.

     Harbin Bearing has 11 sales offices in major cities in China, including Beijing, Shanghai and Guangzhou. These sales offices are established strategically for the purpose of increasing market share as well as widening the channel of sales. All sales are coordinated through Harbin Bearing's headquarters in Harbin, including sales to local distributors and transportation industries, overseas agents, and domestic import and export companies. As of December 31, 1997, Harbin Bearing's sales force consists of 126 sales personnel and 236 support personnel who are responsible for product promotion, marketing, after-sales services and technical support. Harbin Bearing sells its bearings in China and abroad under the "HRB" trademark.

     Harbin Bearing delivers its bearings by rail, truck, ocean freight and airfreight. Deliveries by truck are increasing due to improved highway networks and conditions. This substantially shortens delivery time over delivery by rail. Harbin Bearing leases trucks from Harbin Precision Machinery Manufacturing Company, which are used mostly for short-haul deliveries. See
ITEM 13, "CERTAIN RELATIONSHIPS AND TRANSACTIONS".

     Due to the adverse market conditions in the PRC as influenced by the financial turmoil in Asia, Harbin Bearing has further enhanced its credit review procedures and has limited sales to customers where timely revenue collection could not be ascertained. Management believes the difficult market conditions will not improve in the foreseeable future. Management will continue to cautiously monitor sales in order to avoid sales that could produce negative growth for the year ahead. See ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS".

Manufacturing/Engineering/New Product Development

     In the face of greater competition in the bearing industry, Harbin Bearing has been endeavoring to improve productivity and quality so as to control and reduce manufacturing cost in order to become more competitive. Harbin Bearing manufactures its products primarily for customer's specific orders. As far as the U.S. aerospace and automotive markets are concerned, Harbin Bearing has committed to consistently manufacture products with the quality required by these OEMs. Nevertheless, the original schedule for the implementation of system improvements to meet the various worldwide recognizable manufacturing standards such as ISO 9000 and QS 9000, the automotive quality standard at the Harbin Bearing facility has been extended for another two years to the year 2001. Any assistance from the U.S. in meeting such standards may be subject to U.S. export controls. Attainment of these quality control standards is a pre-requisite to compete for bidding from U.S. aerospace and automotive manufacturers. See ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS."

Raw Materials

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

     In January 1993, the Chinese government lifted price controls on steel products and, as a result, the price of bearing steel in 1993 increased by more than 35.2% based on 1992 prices. The price of bearing steel in China is now approximately the same as the international price of bearing steel and has remained at approximately US$660.00 per ton since the end of 1993. Harbin Bearing believes that its sources of bearing steel are stable and, consistent with industry practice in China, has not entered into any long-term supply contracts for bearing steel. Harbin Bearing generally maintains a raw material inventory sufficient for approximately 45 days of production. Railroad tracks leading directly to two of Harbin Bearing's raw material warehouses are used exclusively to transport raw materials, such as bearing steel, to Harbin Bearing.

Workforce

     As of December 31, 1997, Harbin Bearing employed approximately 12,500 full-time personnel in the following areas: executive and administrative (650), sales and service (500), manufacturing and production (11,050), and research and development (300). Management believes that, in general, its relationship with the employees is good.

     The Harbin Municipal Government promulgated regulations which provide for the establishment of a pension fund program to which both employer and employees must contribute. Commencing with the second half of 1996, Harbin Bearing was required to contribute monthly an amount equivalent to 22 % of its employees' aggregate monthly income, and each employee was required to contribute each month an amount that is equivalent to 3 % of such employee's monthly income.

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

SOUTHWEST PRODUCTS COMPANY

     Southwest Products, which has operated continuously since 1945, is located in a 5,110 square meter facility in Irwindale, California. Southwest Products designs, engineers and manufactures custom, short-order spherical bearing products, such as high-precision spherical bearings, rod-end bearings, bushings and push-pull controls, for aerospace, aviation, military and high tech commercial applications. Southwest Products employs 60 full-time personnel in the following areas: executive and administrative (5); sales and service (5); manufacturing (37) and engineering, research and development (13). The average length of employee tenure at Southwest Products is in excess of nine years.

     Southwest Products specializes in the design and manufacture of spherical bearings for use in extremely demanding and flight-critical applications. Such bearings meet unique load and tolerance requirements and are known as "Specials." Southwest Products produces small orders of custom bearings, the sales price of which typically includes the cost of product design, engineering and development. Southwest Products is respected worldwide for its ability to engineer and produce precision bearings, which are used in the Space Shuttle, commercial jet aircraft, military aircraft (including the B-2 Stealth Bomber, F-117 Stealthfighter, F-15, F-16, F-18 and C-17), submarines, (Los Angeles Class, Seawolf and Centurion), and nuclear power plants. Southwest Products' bearings are used by Northrop Grumman, Lockheed Martin, NASA, all U.S. military services, Mitsubishi Heavy Industries, Korean Heavy Industries (Hanjun), Fluor Daniel, General Electric, Westinghouse, General Dynamics, Textron Marine, Ingalls Shipbuilding and Newport News Shipbuilding. Southwest Products' bearings have been used by NASA in all manned space programs since the launch of Mercury and are used in most NASA orbiters, including Viking, Magellan and Galileo.

Sales and Marketing

     Growth by Southwest Products is expected to come from sales of products for which Southwest Products is already qualified and from sales of new products for which Southwest Products must obtain qualification.

     Southwest Products believes that it presently has the most rapid delivery turnaround in the bearing industry, some six weeks shorter than the nearest competition and twelve weeks shorter than the industry average. The commercial aerospace industry continues to experience growth. Due to this growth and the downsizing that has occurred at many bearing manufacturers during the past few years, many spherical bearing manufacturers are unable to deliver products to the OEMs within acceptable time frames. Southwest Products has taken advantage of its position as the leader in terms of quick delivery with expedite fees for accelerated deliveries.

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

Shanghai Joint Venture

     In 1991, principals of Southwest Products met with principals of Hong Xing Bearing Company ("HXBC") to discuss the establishment of a joint venture between Southwest Products and HXBC that would manufacture standard spherical bearings in Shanghai, PRC. Such a joint venture would assist Southwest Products in effectively penetrating the market for non- specialized bearings (standards market) by improving Southwest Products' international cost competitiveness.

     In late 1992, Southwest Products and HXBC signed a Technology Transfer Agreement through which Southwest Products licensed technology to the Shanghai Joint Venture and was to manage the Shanghai Joint Venture's manufacturing activities. Because the types of bearings covered by the Technology Transfer Agreement are restricted commodities covered by the U.S. Export Administration Regulations Commerce Control List, the transfer of technology relating to such bearings was subject to Southwest Products receiving from the U.S. Department of Commerce a Validated Export License ("License"), which permits the technology to be transferred by Southwest Products to the PRC, subject to specified conditions. The License was issued in February 1994 and expired in February of 1996; the Company has not yet attempted to renew the License. At this time the Company is unsure as to whether the U.S. Department of Commerce would renew the License.

     Additionally, the Company believes that HXBC has not complied with the terms of the Technology Transfer Agreement due to HXBC's failure to purchase requisite technology and machinery and equipment either from or through Southwest Products. Therefore, the Shanghai Joint Venture has not been fully capitalized. Additionally, due to this failure to fully capitalize the Joint Venture, the Company believes that the Shanghai Municipal government may not extend the Joint Venture License issued by the municipal government. Without an extension of the Joint Venture License, the Joint Venture would not be permitted to operate.

       Accordingly, the Joint Venture is not currently conducting any operations and the Company has no present plans to initiate Joint Venture operations.

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

Inflation/Economic Policies. In recent years, the Chinese economy has experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and control inflation. In 1995, China's overall inflation rate (retail price index) was some 15%, compared to 21 % in 1994 and 13% in 1993. However, after the implementation of strict monetary policies, the inflation rates were 6% and 8 % in 1996 and 1997 respectively. High inflation has in the past and may in the future cause the PRC government to impose controls on prices, or to take other actions which could inhibit economic activity in China, which in turn could affect demand for the Company's products. In view of the change in market conditions and greater competition, Harbin Bearing may unable to increase its selling prices to shift a portion of its inflated costs to its customers. The price of bearing steel, the major raw material used by Harbin Bearing, remained fairly stable from 1994 to 1997 and the only major impact of inflation on Harbin Bearing's costs was on the cost of labor (due to the rising level of compensation of Harbin Bearing's employees).

Foreign Exchange Control and Exchange rate Risks. Prior to January 1, 1994 the PRC had two exchange rates: the Official Rate and the Swap Centre Rate. On January 1, 1994 this dual foreign exchange system was abolished. The control on the purchase of foreign exchange is being relaxed. Pursuant to the PRC Foreign Exchange Control Regulations which came into effect on April 1, 1996, enterprises which require foreign exchange for current account transactions (such as trading activities) may purchase foreign exchange from designated banks subject to production of relevant supporting documents. The Administrative Regulations on the Settlement, Sale and Payment of Foreign Exchange, which came into force on July 1, 1996, set out the procedures for the purchase, sale and settlement of foreign exchange for current account transactions. In addition, these Regulations provide that foreign exchange required for the payment of dividends that are payable in foreign currencies under applicable regulations may be purchased from designated foreign exchange banks subject to the payment of taxes on such dividends and upon presentation of board resolutions authorizing the distribution of profits or dividends of the company concerned. Despite the relaxation of foreign exchange control over current account transactions, the approval of the State Administration for Foreign Exchange ("SAFE") is still required before a PRC enterprise may borrow in a foreign currency, provide any foreign exchange guarantee, make any investment outside the PRC or enter into any other capital account transaction which involves the purchase of foreign exchange. In general, all organizations and individuals within the PRC, including foreign investment enterprises ("FIEs"), are required to sell their foreign exchange earnings to designated banks in the PRC. FIEs, however, are permitted to retain a certain percentage of their foreign exchange earnings and the sums retained may be deposited into foreign exchange bank accounts maintained with designated banks.

     Despite the relaxation of foreign exchange control over current account transactions, Renminbi remains a currency which is not freely convertible into other currencies. There can be no assurance that shortages of foreign currency at the swap centres or designated banks will not restrict the Company's ability to obtain sufficient foreign currency to pay dividends to the shareholders of the Company or to meet other foreign currency requirements or that the Renminbi will not be subject to further devaluation. Currently, the Company is unable to hedge its U.S. Dollar-Renminbi exchange rate exposure in China because no financial institutions are authorized to engage in foreign currency transactions offering forward exchange contracts with respect to the RMB.

ORGANIZATION OF THE COMPANY

     Harbin Bearing was the successor to the manufacturing operations of Harbin Bearing General Factory (the "Bearing Factory"), a Chinese state-owned enterprise established in 1950. Harbin Bearing was established in 1993 as a joint stock limited company. Pursuant to an agreement between the Bearing Factory and Harbin Bearing, the bearing manufacturing and sales business together with certain assets and liabilities of the Bearing Factory were transferred to Harbin Bearing (the "Restructuring"). Certain other assets and liabilities were transferred to Harbin Precision Machinery Manufacturing Company ("Harbin Precision") and certain ancillary operations were transferred to Harbin Bearing Holdings Company ("Harbin Holdings"). Harbin Holdings and Harbin Precision are affiliates of the Harbin Municipal Government.

     As part of the Restructuring, Sunbase International (Holdings) Ltd. ("Sunbase International"), a Hong Kong corporation, through a series of affiliated entities, acquired an effective ownership interest of 51.43 % in Harbin Bearing. Substantially all of the remaining interests in Harbin Bearing were and continue to be owned by the employees of Harbin Bearing (approximately 15 %) and Harbin Holdings.

     In December 1994, the Company (which was then called Pan American Industries, Inc.) acquired a 51.43 % effective interest in Harbin Bearing by issuing to Asean Capital Limited ("Asean Capital") newly issued shares representing a controlling interest in the Company. All of the outstanding capital stock of Asean Capital is currently owned by Sunbase International. See ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 2.   PROPERTIES.

HARBIN BEARING

     Harbin Bearing operates twelve finished product plants and thirteen auxiliary plants. With the exception of a newly relocated finished product plant in Daowaiqu of Limin Trade Development Zone, all of the Company's plants are located in four plant compounds in Harbin.

     The Harbin branch of the Office of the State Asset Administration Bureau has granted Harbin Holdings the right to use the properties where Harbin Bearing's production and other facilities are located. The site is approximately 540,000 square meters of which production facilities occupy approximately 290,000 square meters. Harbin Holdings has entered into a lease agreement with the Company for use of its buildings for five years commencing January 1, 1994. See ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

SOUTHWEST PRODUCTS

     Southwest Products leases a 5,110 square meter facility in Irwindale, California on a month to month basis at a monthly rent of $14,000.

ITEM 3.   LEGAL PROCEEDINGS

Foreign Investment Matters

     The Company is currently holding discussions with the Committee on Foreign Investment in the United States ("CFIUS"), an inter-agency committee of the United States Government, with respect to the Company's acquisition in January 1996 of Southwest Products Company ("Southwest"). CFIUS is conducting a review to determine if the ownership of Southwest by the Company poses a potential threat to the national security interests of the United States. If CFIUS determines that such a threat may exist, then it may recommend to the President of the United States that he order divestiture of Southwest by the Company. Alternatively, CFIUS may take no action or may propose that certain measures be taken by the Company to protect the national security interests of the United States as a condition of the Company continuing to own Southwest. At this time, it is premature to evaluate the likelihood of any action by CFIUS with respect to this matter.

     If the Company is required to divest its ownership of Southwest or significant restrictions on its ownership are imposed, the Company believes it has certain claims which it may bring against certain of its professional advisors who assisted it in connection with its acquisition of Southwest. However, no assurance can be given that any such claims by the Company would fully reimburse it for any loss it might realize upon a divestiture of Southwest or as a result of the imposition of conditions on its ownership.

ITAR Regulations

     In December 1997, Southwest registered with the Office of Defense Trade Controls of the Department of State ("DTC") as a manufacturer of defense articles subject to regulation under the International Traffic in Arms Regulations ("ITAR"). Southwest had not previously been registered with DTC, although it appears that such registration was required. Southwest is currently reviewing its export history to determine if any of its exports may have been in violation of ITAR. In this regard, the Company is making voluntary disclosure to DTC and is cooperating fully with DTC in seeking to bring Southwest into full compliance with ITAR.

     If it is determined that Southwest violated ITAR in the past, it could be subjected to a variety of civil or criminal penalties. At this time, no proceedings related to any alleged non-compliance by Southwest with ITAR have been instituted or threatened. The Company believes that if any such proceedings are instituted, any sanctions which might be imposed would take into account the inadvertent nature of violations of ITAR by Southwest, if any, as well as the Company's voluntary disclosure to DTC with respect to this matter. However, no assurance can be given as to the outcome of any such proceedings.

Employee Claim

     In 1996 the Company's subsidiary, Southwest Products, was a defendant in a lawsuit with an employee. The lawsuit was settled out of court in 1997.

     Except as disclosed above, the Company is not a party to, nor any of its property is subject to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following matters, which are described in greater detail in the Company's proxy statement, were submitted to a vote of the Company's security holders (shareholder's of record of the Company's voting stock at the close of business on October 15, 1997) at the Company's annual meeting held on December 15, 1997:

   1. To elect a board of seven directors to serve until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified;

   2. To ratify the appointment of Ernst & Young as the Company's independent auditors for the year ending December 31, 1997; and

   3. To transact such other business as may properly come before the meeting or any adjournment thereof.

     The following are the results of votes cast as reported at the Company's annual meeting on December 15, 1997.

Proposal #1      Election of Directors                   For             Withheld
-----------      ---------------------                   ---             --------

                 Gunter Gao                              9,016,420              0
                 Billy Kan                               9,016,420              0
                 William McKay                           8,990,420         26,000
                 Philip Yuen                             9,016,420              0
                 Ho Cho Hing (Franco)                    9,016,420              0
                 Li Yuen Fai (Roger)                     9,016,420              0
                 George Raffini                          9,016,420              0

Proposal #2      To ratify Ernst & Young as the Company's independent
-----------      auditors for year 1997.
                 For                                      Against        Abstain
                 ---                                      -------        -------
                 9,016,420                                 0                0

                                 PART II.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS

          Commencing on February 9, 1996, the Company's Common Stock began trading on the National Market of NASDAQ under the symbol ASIA and changed symbol to SNBS effective January 30, 1998. Prior thereto, the Common Stock was listed for trading on the NASDAQ's Electronic Bulletin Board (the "Bulletin Board") and on the Pink Sheets.

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

                                       High     Low
Fiscal 1996
-----------

Quarter Ended March 31, 1996           7 7/8    6 1/32
Quarter Ended June 30, 1996            8        6 1/2
Quarter Ended September 30, 1996       7 3/4    6 1/8
Quarter Ended December 31, 1996        8        4 3/4

                                       High     Low
Fiscal 1997
-----------
Quarter Ended March 31, 1997           7 1/16   4 1/4
Quarter Ended June 30, 1997            6 1/2    4 1/4
Quarter Ended September 30, 1997       6        3 5/8
Quarter Ended December 31, 1997        3 7/8    2 7/8

          The approximate number of record security holders of the Common Stock at December 31, 1998 was 1,641.

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

          Applicable Chinese laws and regulations provide that a joint stock company (such as Harbin Bearing) cannot distribute its after-tax earnings and profits made in a fiscal year unless the losses of the previous years have been made up and certain funds retained. A joint stock company is required by applicable Company Law to reserve 10 % of its after-tax earnings and profits as the mandatory retained fund and 5 % of its after-tax earnings and profits as the public welfare fund. The joint stock company does not have to reserve for the mandatory retained fund if the amount of such fund has reached 50 % of the company's registered capital. For 1997, Harbin Bearing contributed 10 % and 5 %, respectively, of after-tax profits as determined under Chinese accounting principles for such purposes. Distribution of dividends by Harbin Bearing to its shareholders are required to be in proportion to each shareholder's percentage interest in Harbin Bearing.
In addition, distribution of dividends by Harbin Bearing will be paid to its shareholders of record, which include the joint venture partners. Applicable Chinese laws and regulations require that, before a Sino-foreign equity joint venture (such as the joint venture partners) distributes dividends, it must: (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations of capital to its official surplus accumulation fund and public welfare fund. The Company indirectly owns 99 % and 99.9 % of the two joint venture partners and, therefore, approximately 1.1 % of distributions received by such partners will be paid to the Chinese parties of these joint ventures.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data (expressed in thousands) have been derived from the audited financial statements of the Company for the years ended December 31, 1995, 1996 and 1997. All U.S. dollar amounts have been converted from Renminbi based on the exchange rate on December 31, 1997 of U.S. $1.00 to each RMB 8.30 as quoted at the People's Bank of China.

OPERATING DATA
                                           1995           1996         1997       1997
                                            RMB            RMB          RMB        US$

Net sales                               672,359        889,706      741,696     89,361
Cost of sales                          (380,279)      (546,918)    (506,946)   (61,076)
Provisions on inventories                (1,098)        (1,415)     (33,255)    (4,007)
Gross profit                            290,982        341,373      201,495     24,278
Selling, general and
   administrative expense              (110,375)      (115,174)     (89,117)   (10,737)
Interest expense, net                   (48,446)       (57,173)     (70,925)    (8,545)
Provisions on accounts receivable        (2,627)        (3,998)     (17,040)    (2,053)
Other income                                  -         16,640            -          -
Income before income taxes              129,534        181,668       24,413      2,943
Provision for income taxes              (20,472)       (27,792)      (7,591)      (915)
Income before minority interests        109,062        153,876       16,822      2,028
Minority interests                      (54,967)       (77,342)     (21,006)    (2,531)
Net income/(loss)                        54,095         76,534       (4,184)      (503)
BALANCE SHEET
                                           1995           1996         1997       1997
                                            RMB            RMB          RMB        US$
Current assets                        1,032,600      1,181,609    1,367,253    164,729
Working capital                         306,288        404,618      307,461     37,043
Long-term debts                         218,383        231,824       84,938     10,234
Minority interests                      343,142        420,484      441,490     53,192
Shareholders' equity                    330,565        443,184      439,000     52,890
Total assets                          1,618,402      1,872,483    2,025,220    244,002

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS CONDITION AND RESULTS OF OF FINANCIAL OPERATIONS


OVERVIEW

     The Company owns, through various subsidiaries and joint venture interests, a 51.43 % indirect ownership in Harbin Bearing. Harbin Bearing manufactures a wide variety of bearings in China for use in commercial, industrial and aerospace applications that are sold primarily in China and certain western countries, including the U.S. On January 16, 1996 (effective December 29,
1995), the Company acquired Southwest Products, which manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries. The acquisition of Southwest Products has been accounted for under the purchase method of accounting. The results of Southwest Products have been included in the Company's consolidated results of operations commencing January 1, 1996.

     As a result of adverse market conditions in China primarily due to the financial crises in Asia, especially during the last quarter of 1997, the funds designated to Chinese stated-owned enterprises became even less available than in previous years and resulted in greater competition in the bearing industry. Under these circumstances, the operations of Harbin Bearing were adversely affected this year.

     Unless specifically stated in this ITEM 7, all RMB and U.S. Dollar amounts except per share information are in the thousands ('000).

RESULTS OF OPERATIONS

RESULTS FOR 1997 COMPARED TO 1996

                                           Year ended      Year ended
                                         December 31,    December 31,
                                                 1997            1996
                                                  RMB             RMB
                                                  ---             ---

Net sales                                     741,696         889,706
Cost of sales                                (506,946)       (546,918)
Provisions on inventories                     (33,255)         (1,415)
                                             ---------        --------

Gross profit                                  201,495         341,373

Gross profit percentage                          27.2%           38.4%

Selling expenses                              (19,520)        (25,412)
General and administrative expenses           (69,597)        (89,762)
Interest expense                              (70,925)        (57,173)
Provisions on accounts receivable             (17,040)         (3,998)
Other income                                        -          16,640
                                             ---------        --------

Income before income taxes                     24,413         181,668
Provision for income taxes                     (7,591)        (27,792)
                                             ---------        --------

Income before minority interests               16,822         153,876
Minority interests                            (21,006)        (77,342)
                                             ---------        --------

Net (loss)/income                              (4,184)         76,534
                                             =========        ========

NET SALES

     Sales for the year ended December 31, 1997 decreased by RMB 148,010 or 16.6% to RMB 741,696 as compared to RMB 889,706 for the year ended December 31, 1996. The decrease in sales was due to the Company's continuing efforts to adjust to tightening credit conditions in the PRC. The Company has responded to such conditions by enhancing its credit review procedures and restricting sales to customers where collectability was uncertain. Moreover, stringent controls on capital expenditures by PRC enterprises by the Chinese government have also caused a decrease in the demand for the Company's products, which are used as components in machinery and equipment. Competition for the limited sales orders in the bearing market became greater in 1997. During 1997, there were no material price increases from the prior twelve month period.

     Sales for Harbin Bearing for the year ended December 31, 1997 decreased by RMB 156,784 or 18.4% to RMB 697,282 as compared to RMB 854,066 for the year ended December 31, 1996. The decrease was partially offset by an increase in sales for Southwest Products by RMB 8,774 or 24.6% to RMB 44,414 for the year ended December 31, 1997 as compared to RMB 35,640 for the year ended December 31, 1996.

COST OF SALES/PROVISIONS ON INVENTORIES/GROSS PROFIT

     Cost of sales for the year ended December 31, 1997 decreased to RMB 506,946 as compared to RMB 546,918 for the year ended December 31, 1996.

     Gross profit decreased by RMB 139,878 or 41.0% in 1997 as compared to 1996. Gross profit as a percentage of revenue also decreased from 38.4% in 1996 to 27.2% in 1997. The decrease in gross profit was mainly attributable to the decrease in sales caused by adverse market conditions in the PRC, which led to a plunge in units of bearings produced in 1997. The decrease in production output and an under-utilization of machinery and equipment capacity resulted in an increase in overhead absorption by each unit produced and an increase in the unit cost of goods sold. Also, there was no material change in selling prices during 1997 as compared to 1996. Furthermore, an additional provision for obsolete and slow moving inventory totalling RMB 33,255 was made in 1997, an increase of RMB 31,840 over that in 1996.

SELLING EXPENSES

     Selling expenses for the year ended December 31, 1997 decreased by RMB 5,892 or 23.2% to RMB 19,520 as compared to RMB 25,412 for the year ended December 31, 1996. Selling expenses as a percentage of revenues improved slightly from 2.8% for 1996 to 2.6% for 1997. The decrease in selling expenses was primarily attributable to the decrease in royalty costs, packing expenses and government taxes in China as a result of the decrease in sales output.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by RMB 20,165 or 22.5% in 1997 as compared to 1996. General and administrative expenses as a percentage of revenues decreased from 10.1% to 9.4%. The decrease in general and administrative expenses was mainly attributable to tighter control over expenditures in view of the adverse market conditions.

INTEREST EXPENSE

     Interest expense for the year ended December 31, 1997 increased by RMB 13,752 or 24.1% as compared to 1996. The increase in interest expense was attributable to the increase in bank loans during 1997 as compared to 1996 and the surge in Convertible Debentures interest. These increases were partially offset by an increase in interest income. The total amount of Convertible Debentures interest charged in 1997 was RMB 21,921 whereas the amount was RMB 4,078 in 1996. The substantial rise was due to a full year of convertible debenture interest for 1997 as compared to a charge of four months for 1996 and the increase in the interest accrual rate from 12% to 19.75% per annum (amounted to RMB 10,480) due to the Company's default on a condition of the Subscription Agreement governing the Convertible Debentures.

PROVISIONS ON ACCOUNTS RECEIVABLE

     An increase in provision for bad debts for Harbin Bearing of RMB 17,040 in 1997 as compared to RMB 3,998 in 1996 was made to provide for the slow recovery of accounts receivable. The Company believes that the current economic situation in Asia will continue into the immediate future and the Company expects to continue to encounter difficulties in accounts receivable collections.

OTHER INCOME

     Last year other income was a gain on the sale of a short term investment in a subsidiary by China Bearing to a third party, which amounted to RMB 16.6 million. The only asset of the subsidiary was a residential property in Hong Kong, which was purchased in 1996.

Net Income

     As a result of the aforementioned factors, net income decreased by RMB 80,718 or 105.5% to the net loss of RMB 4,184 for the year ended December 31, 1997 as compared to a net income of RMB 76,534 for the year ended December 31, 1996.

RESULTS FOR 1996 COMPARED TO 1995

                                          Year ended      Year ended
                                         December 31,    December 31,
                                             1996            1995
                                              RMB             RMB
                                              ---             ---

Net sales                                     889,706         672,359
Cost of sales                                (546,918)       (380,279)
Provisions on inventories                      (1,415)         (1,098)
                                             ---------       ---------

Gross profit                                  341,373         290,982

Gross profit percentage                          38.4%           43.3%

Selling expenses                              (25,412)        (18,942)
General and administrative expenses           (89,762)        (91,433)
Interest expense                              (57,173)        (48,446)
Provisions on accounts receivable              (3,998)         (2,627)
Other income                                   16,640               -
                                             ---------       ---------

Income before income taxes                    181,668         129,534
Provision for income taxes                    (27,792)        (20,472)
                                             ---------       ---------

Income before minority interests              153,876         109,062
Minority interests                            (77,342)        (54,967)
                                             ---------       ---------

Net income                                     76,534          54,095
                                             =========       =========

NET SALES

     Sales (including RMB 35,640 from Southwest Products) for the year ended December 31, 1996 increased by RMB 217,347 or 32.3% as compared to the year ended December 31, 1995. Excluding the Southwest Products operations, sales increased by RMB 181,707 or 27.0% for the year ended December 31, 1996 as compared to a 6.6% decrease for the year ended December 31, 1995. The increase was due to:

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

COST OF SALES/GROSS PROFIT

     Cost of sales (including RMB 26,529 from Southwest Products) for the year ended December 31, 1996 increased to RMB 546,918 as compared to RMB 380,279 for the year ended December 31, 1995.

     Gross profit increased by RMB 50,391 or 17.3% in 1996 compared to 1995.
The increase in gross profit was attributable to the increase in sales. Gross profit as a percentage of revenue decreased from 43.3% in 1995 to 38.4% in 1996. The gross profit margin for 1995 was reported as 43.3% but would have been only 39.2% of revenue had there not been certain year end adjustments principally relating to the reversal of the inventory provision for obsolete inventories sold in 1995.

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

GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative expenses (including RMB 10,490 from Southwest Products) decreased by RMB 1,671 or 1.8% in 1996 as compared to 1995. General and Administrative expenses as a percentage of revenues decreased from 13.6% to 10.1%. The decrease in General and Administrative expenses of RMB 12,161 after excluding RMB 10,490 from Southwest was mainly attributable to:

     a. A decrease in staff salaries, staff benefits and related insurance of RMB5,258 as compared to 1995.

     b. A decrease in compensation expense relating to the voluntary early retirement program at Harbin Bearing of RMB 5,173 (RMB 6,133 in 1995 to RMB 960 in 1996).

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

OTHER INCOME

     This represents a gain on the sale of a short term investment in a subsidiary by China Bearing to a third party, which amounted to RMB 16.6 million. The only asset of the subsidiary was a residential property in Hong Kong, which was purchased during 1996.

NET INCOME

     As a result of the aforementioned factors, including the consolidation of Southwest Products operations effective January 1, 1996, net income increased by RMB 22,439 or 41.5% to RMB 76,534 for the year ended December 31, 1996 as compared to RMB 54,095 for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     The Company's operations consumed cash resources of RMB 39,593 in 1997 as compared to RMB 105,768 generated from operating activities in 1996. The decrease in cash generated from operating activities was a result of the unsatisfactory market conditions which led to a decrease in sales and the slower recovery of trade receivables from customers whose businesses, in general, were not satisfactory in 1997.

     As of December 31, 1997, the Company's working capital had decreased to RMB 307,461 as compared to RMB 404,618 at December 31, 1996. Working capital at December 31, 1995 was RMB 306,288. The Company's current ratio was 1.29:1 as of December 31, 1997, 1.52:1 at December 31, 1996 and 1.42:1 at December 31, 1995.

INVESTING ACTIVITIES

     Capital expenditures for 1997 of RMB 48,281 consisted of costs relating to the construction of new plant and machinery and renovation of existing facilities and equipment. They were financed primarily by internally generated funds, short-term and long-term bank loans.

     As of December 31, 1997, the Company had no outstanding capital expenditure commitments (December 31, 1996, RMB 32,448; December 31, 1995, RMB 46,027).

FINANCING ACTIVITIES

     The Company has historically relied on both short-term and long-term bank loans from Chinese banks to support its operating and capital requirements. Short-term bank loans, which have terms ranging from three months to six months, are utilized to finance both operating and capital requirements and are renewed on a revolving basis. Long-term bank loans are utilized to fund capital expansion projects. During the year 1997, the net increase in bank loans (after deducting repayments) was RMB 87,692, which were utilized to fund the operations and a portion of capital expenditures. The Company believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions.

     In order to finance the Company's continuing operating and capital requirements, the Company has evaluated both debt and equity financing opportunities. During June 1996, the Company sold 1,000,000 shares of common stock at U.S. $5.00 per share, generating net proceeds of U.S. $4,347 (RMB 36,085).

     Pursuant to a Subscription Agreement dated August 2, 1996, (the Subscription Agreement), among China Bearing, Asean Capital Limited, China International Bearing Holdings Limited, the Company and Southwest Products (collectively, the Sunbase Group); Glory Mansion Limited, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and China Investissement 2000 (collectively the Investors), on August 23, 1996, China Bearing issued an aggregate of U.S. $11,500,000 principal amount of Convertible Debentures (the Convertible Debentures) to the Investors. Unless the Convertible Debentures have been converted, the Convertible Debentures are due and payable in August, 1999 (the Maturity Date). The Convertible Debentures bear interest at the higher rate of (i) 5% annum (net of withholding tax, if applicable) and (ii) the percentage of the dividend yield calculated by reference to dividing the annual dividend declared per share of Common Stock of the Company by the Conversion Price (as herein defined). Interest is payable quarterly.

     The Investors have the right to convert at any time the whole or any part of the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the Conversion Price) was initially U.S. $5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price,
(f) issuance of shares at a price per share which is less than the lower of the then market price or the Conversion Price and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ended December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such period. Due the Company's failure to achieve the projected cumulative audited earnings per common share of U.S.$1.79 for the two years ended December 31, 1997, the Conversion Price has been adjusted to U.S.$
1.84 per share pursuant to the terms of the Subscription Agreement.

     The Convertible Debentures are required to be redeemed on the Maturity Date at the principal amount outstanding together with any accrued but unpaid interest together with an amount that would enable the Investors to yield an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Subscription Agreement occurs, the Convertible Debentures are automatically due and payable at the principal amount outstanding together with the accrued interest and an amount that would enable the Investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default include breach of covenants after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money; bankruptcy, insolvency or unsatisfied judgements; failure to achieve earnings per common share of at least U.S. $0.55 for each fiscal year commencing January 1, 1996; and accounts receivable reaching a certain level in relationship to net sales.

     The obligations of China Bearing under the Subscription Agreement are guaranteed by the Company, Asean Capital Limited, China International Bearing Holdings Limited and Southwest Products.

     Due to the failure of the Company in achieving the defined earnings per common share of U.S.$0.55 in 1997, an event of default had occurred Although the Convertible Debentures bear an interest charge at the rate of 5 % per annum, interest was being accrued at the rate of 19.75 % per annum to provide for the condition of the default. The outstanding Convertible Debentures have been classified as current liabilities as of December 31, 1997.

     In view of the inability of the Company and the guarantors to satisfy an immediate redemption of the Convertible Debentures, the Company intends to conduct negotiations with the Investors and will seek a rescheduling of the redemption payment. The Company believes that a workable solution could be made with the Investors in due course. No assurance can be given that such negotiations will result in a resolution that is favorable to the Company. See
ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS."

     A promissory note for U.S. $5,012 (RMB 41,600) (the Note) was issued to Asean Capital Limited (Asean) in connection with the Share Exchange Agreement (See ITEM 1. "ORGANIZATION OF COMPANY") and is secured by a continuing security interest in all of the Company's title and interest in outstanding capital stock of its wholly-owned subsidiary China Bearing. The Note is denominated in and is repayable in full in U.S. dollars, and bears interest at 8 % per annum.

     In connection with the issuance of convertible debentures Asean has undertaken that for so long as any of the debentures are outstanding, no amounts are to be repaid on the Note unless there is sufficient working capital and the repayment is made in accordance with the following schedule:

Payment Period                        Amount
--------------                        ------
August 1, 1996 to July 31, 1997       up to U.S.$2,000,000 plus accrued interest
August 1, 1997 to July 31, 1998       up to U.S.$1,500,000 plus accrued interest
August 1, 1998 to July 31, 1999       up to U.S.$1,500,000 plus accrued interest

     Pursuant to the above described repayment schedule, a principal payment of U.S.$2,010 (RMB 16,700) was made on September 10, 1996. The directors do not envisage any other repayments being made in the foreseeable future.

     The Company anticipates that its cash flow from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of debt and equity financing, should be adequate to finance the Company's operating and debt service requirements for the foreseeable future. Nevertheless, due to the recent financial turmoil in Asia and the default on the Convertible Debentures, management will cautiously and closely monitor the funding position of the Company.

Inflation and Currency Matters

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the year ended December 31, 1997, the general inflation rate in the PRC was under control and was below 10 % on an average basis. Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     The Company continually monitors the effects of inflation. In view of the change in market conditions and increased competition, the Company may be unable to raise its prices to shift a portion of the inflated costs to the customers. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1996 and 1997. The major impact of inflation was on labor cost due to increases in employee wages. However, the Company could manage to offset the effects of inflation through improved operational efficiency.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

     The Company conducts most of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the U.S. Dollar, could have a material adverse effect upon the results of operations and financial position of the Company. Although prior to 1994 the RMB experienced significant devaluation against the U.S. Dollar, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was U.S. $1.00 to RMB 8.65 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, RMB 8.3 at December 31, 1996 and RMB 8.3 at December 31, 1997. The People's Bank of China has declared its intention not to devalue the RMB. However, it is possible that competitive pressures resulting from the significant devaluation of other Asian currencies will ultimately force the Government of China to reconsider its position on devaluation of the RMB.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Liquidity

       The Company's operations used cash resources of RMB 39,593 in 1997 as compared to RMB 105,768 generated from operating activities in 1996. In addition, during 1997, the net increase in bank loans was RMB 87,692 and the increase in accounts receivable-trade was RMB 183,649. The economic conditions in Asia and liquidity constraints in China may adversely affect the Company's operations and the collectability of its accounts receivable. Continuation of these trends could impair the Company's liquidity.

Accounts Receivable

       Accounts receivable-trade increased by RMB 183,649 or 55.4% in 1997. The balance in the allowance for doubtful accounts also increased by RMB 17,040 or 95.1%. As credit remains tight in China, collection of outstanding accounts receivable may become more difficult. The Company has further enhanced its credit review procedures and has limited its sales to customers where collectability was uncertain. The Company is unable to predict how the current economic conditions and the credit tightening policy of the Chinese government will effect the Company's collection of accounts receivable.

Potential Acceleration of Convertible Debentures

The Company's failure to earn U.S. $0.55 per share in 1997 constitutes a default under the Subscription Agreement of which U.S. $11,500 is outstanding. As a result, the holders of the Convertible Debentures have a right to accelerate the payment of all amounts due under the Subscription Agreement. The Company believes that an equitable resolution may be reached with the holders of the Convertible Debentures. However, no asurances can be given in this regard and any acceleration would have a severe negative effect on the liquidity of the Company.

Potential Changes in the Economy of China

     The economy of the People's Republic of China has experienced significant growth in the past decade. Much of this growth has been a result of governmental policies which have encouraged substantial private economic activity. The continuation of growth in China is now subject to a number of uncertainties including, without limitation, a continuation of governmental policies favoring private enterprise (see below), continued success in maintaining a moderate rate of inflation, the ability of China to remain competitive with other Asian countries that have experienced significant devaluation of their currencies during the past year, resolution of liquidity problems affecting the Chinese banking system and economy as a whole and the maintenance of uninterrupted trading relationships with the United States and other major trading partners. In the event that negative developments in these or other areas result in a slowdown or decline in the economy of China, then it is likely that the future results of operations of the Company will be adversely effected.

Political and Regulatory Considerations in China

     Although the government of China has been pursuing economic reform policies for over a decade, there can be no assurances that such policies will continue. Any change in such policies could have a substantial adverse effect on the economic growth of China which would likely diminish the market for the Company's products in China. Moreover, changes in the laws or regulations governing business operations, restrictions on foreign ownership of Chinese companies, exchange controls, changes in the tax laws or restrictions on the repatriation of profits could be imposed in a manner which would result in negative consequences to the Company and its interest in Harbin.

U.S. Regulatory Matters

     The Committee on Foreign Investment in the United States ("CFIUS") is currently reviewing the Company's acquisition of Southwest Products in 1996 and the Company is currently in discussions with the Department of State regarding compliance with the International Traffic in Arms Regulation ("ITAR"). As a result of these proceedings, adverse actions could be taken against the Company including, without limitation, an order requiring it to divest Southwest, imposition of restrictions on the Company's access to technology from Southwest or civil or criminal sanctions for alleged violations of ITAR. At this time, it is premature to assess the potential outcome of these proceedings or the consequences, if any, for the Company and its future operations.

Failure to Qualify HRB to Automotive and Aerospace Quality Standards

       To date Harbin Bearing has been unable to establish procedures that would enable it to qualify to international quality standards, generally accepted automotive quality standards or aerospace quality standards. Such failure has resulted in Harbin Bearing's inability to capture orders from the U.S. automotive and aerospace industries. At present, the Company's has temporarily suspended the active program at Harbin Bearing that would enable Harbin Bearing to qualify to these standards. If the program is not restarted, it is unlikely that Harbin Bearing would be in a position to capture any significant orders from either the U.S. automotive or aerospace sectors. The Company does not anticipate completing such a program until the year 2001. Failure to qualify Harbin Bearing will constrain the Company's future growth.

Ability to Remain Competitive

     The Company's ability to remain competitive depends in significant part on its ability to fund research and development, introduce new products and retain key personnel for these functions. Some of the Company's competitors have
substantially greater resources available for these purposes.   To the extent
that the Company does not generate adequate cash flow or obtain other financing to fund product development, the Company's competitive position will probably be adversely effected, which may result in a loss of sales or lower productivity.

Risk of Technological Obsolecense

     The Company's products may become obsolete as a result of new technologies or new developments affecting the bearing industry. The Company's ability to remain competitive will depend to a large extent upon its ability to anticipate and stay abreast of new technological developments. Some of the Company's competitors outside China have substantially greater resources dedicated to product development activities. Any failure of the Company to maintain its technological edge could result in reduced sales and profitability.

Southwest Products Company Environmental Issues

       Southwest occupies property that has been the subject of environmental remediation mandated by the County of Los Angeles. Remediation took place in 1993 and again in 1997. Employees of the lessor for the property have informed Southwest that they believe that the remediation has been successfully completed and that the lessor anticipates getting approval from the State of California for the remediation that has been conducted. Employees for the lessor have indicated that they expect that as a result of the approval this environmental issue will be finally and favorably resolved. Southwest does not believe that it has any liability regarding this issue. However, no assurance can be given in this regard.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are set forth on page 43.

     Certain unaudited quarterly financial information is set forth in the following table:

                       Net        Gross         Net         Net
                      Sales       Profit      Income       Income
                                                         Per Share
                      (Thousands of RMB, except per share data.)
                     (Exchange rate at 12/31/97:  RMB 8.30 to $1)
                          RMB         RMB         RMB          RMB
1997
First Quarter         241,217      93,849      16,918         1.00
Second Quarter        244,626      96,169      17,778         1.05
Third Quarter         160,823      62,551      10,076         0.59
Fourth Quarter         95,030     (51,074)    (48,956)       (2.88)
                          RMB         RMB         RMB          RMB
1996
First Quarter         216,080      83,191      16,065         1.00
Second Quarter        249,609      96,581      16,817         1.04
Third Quarter         259,271     100,438      21,034         1.23
Fourth Quarter        164,746      61,163      22,618         1.31

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A   DIRECTORS

The Board of Directors of the Company is comprised of only one class. The Company's current directors are listed below. The Directors are elected to serve until the following annual shareholders' meeting.


Name                                     Age           First Elected
----                                     ---           -------------
Gunter Gao                               42            1994
Billy Kan                                46            1996
William McKay                            43            1996
(Roger) Li Yuen Fai                      37            1994
George Raffini                           41            1996
Philip Yuen                              61            1996

(Franco) Ho Cho Hing resigned as a director of the Company effective from January 1, 1998.

 B.      EXECUTIVE OFFICERS

Name                                Age     Office                         First Elected
----                                ---     ------                         -------------

Gunter Gao                          42      Chairman                       1994
Billy Kan                           46      Vice Chairman                  1996
William McKay                       43      Chief Executive                1996
                                            Officer and President
(Roger) Li Yuen Fai                 37      Vice President and             1994
                                            Chief Financial Officer
(Davis) Lai Kwan Fai                34      Corporate Secretary            1996


GUNTER GAO, CHAIRMAN AND DIRECTOR, 42. Mr. Gao, a Hong Kong businessman who has extensive business experience in China, is the Chairman of the Board and a principal of Sunbase International, which indirectly owns a controlling position in Sunbase Asia. Sunbase International has various industrial holdings in China, in industries such as aviation, transportation, cement, steel and retail. Mr. Gao is also the Chairman of the Board of Sunbase Asia. Mr. Gao is responsible for the overall strategy of the Company. Mr. Gao is actively and directly involved in all operational and strategic transactions. During the 1980's, Mr. Gao engaged in trading and investment activities in industries such as food, timber, real estate, coal and textiles. Based on his success in these activities and with the support of several banks in China, Mr. Gao has turned Sunbase International into a leading China industrial company. Mr. Gao is currently a member of the Chinese People's Political Consultative Conference. Mr. Gao is the youngest member of the congress and is widely respected for his contributions to the country's development. Mr. Gao's strong reputation in China has enabled Sunbase International to engage in and complete many difficult transactions, including acquiring a majority interest in Harbin Bearing and obtaining a license to create an airline in China. Now known as Northern Swan Airlines, this airline enjoys international prominence and the financial support of the Bank of China and the People's Construction Bank of China. Mr. Gao serves as a Senior Economic

Advisor to several Chinese municipal and provincial governments, including the governments of Tianjin, Hebei, Shaanxi, Xinjiang and Harbin. In addition, Mr. Gao is the deputy director of the Sino-Foreign Entrepreneurs Cooperative Committee.

BILLY KAN, VICE CHAIRMAN AND DIRECTOR, 46. Mr. Kan has been the Vice Chairman and a director of Sunbase Asia since the beginning of 1996 and the Chairman of the Board of Southwest Products since 1996. Mr. Kan reports to the Board of Directors and serves as the communications and support link in various parts of the world, while maintaining overall control of the Company's operations. Mr. Kan holds a Bachelor of Science Degree from the University of East Anglia, an United Kingdom university, and is a member of The Institute of Chartered Accountants in England & Wales as well as the Hong Kong Society of Accountants. Prior to joining Sunbase International, Mr. Kan held many directorships and senior management positions in a wide range of professions and industries including banking, retailing, manufacturing, property, investment and corporate consulting.

WILLIAM MCKAY, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR, 43. Mr. McKay has been the Chief Executive Officer, President and a Director of Sunbase Asia since 1996 and has been a Director and President of Southwest Products since 1991. Prior to becoming President of Southwest Products, he was Southwest Products' General Manager since 1986. Mr. McKay has substantial experience in conducting business in China. Mr. McKay is responsible for the day-to-day operations of the Company in such areas of product development, marketing and general operations. Prior to joining Southwest Products, Mr. McKay practiced law, specializing in the areas of business and real estate. Mr. McKay holds a Juris Doctorate Degree, Master in Business Administration and Bachelor of Arts Degree with a major in History and minor in International Relations from the University of Southern California.

(ROGER) LI YUEN FAI, CHIEF FINANCIAL OFFICER, VICE-PRESIDENT AND DIRECTOR, 37. Mr. Li has been the Chief Financial Officer and a Director of Sunbase Asia since 1994. From 1990 to 1991 he was compliance manager of Hong Kong Securities Clearing Company Limited. Mr. Li was employed by Coopers & Lybrand in Hong Kong from 1980 to 1990 (his most recent position was audit manager) and was a partner in a Hong Kong accounting firm from 1992 to 1993.

GEORGE RAFFINI, DIRECTOR, 41. Mr. Raffini is the Managing Director of HSBC Private Equity Management Limited with responsibility for managing the investment process for projects and regional private equity investment funds with total capital under management of over $500 million. Mr. Raffini received his Bachelor of Science Degree from The American University, a diploma in Political and Economic Affairs from the Institut D' etudes Politiques, Paris, France, a Master Degree in International Affairs from Columbia University and a MBA from Harvard University. Mr. Raffini is the nominee of certain of the investors of the Convertible Debentures.

PHILIP YUEN, DIRECTOR, 61. Mr. Yuen is a solicitor of the Supreme Court of Hong Kong. He became a practicing solicitor in 1962 and founded the solicitors' firm of Yung, Yu, Yuen & Co. in 1965. He is currently the managing partner of his firm. He has over 30 years experience in legal practice. Mr. Yuen has been a member of The National Committee of the Chinese People's Political Consultative Conference since 1983 and has been a member of the China International Economic and Trade Arbitration Commission for the past 16 years. Mr. Yuen has established extensive relationships with businesses in the PRC and is also a non-executive director of Tsingtao Brewery Company Limited, Henderson Development Company Limited, Henderson (China) Investment Company Limited and Melbourne Enterprises Limited, all of which are listed on The Stock Exchange of Hong Kong Limited.

KEY MANAGEMENT

ZHANG ZHENG BIN, GENERAL MANAGER, 50. Mr. Zhang was appointed the General Manager of Harbin Bearing in 1997 and is responsible for the day-to-day operations as well as sales and marketing of Harbin Bearing. Mr. Zhang has been a high ranking employee of Harbin Bearing for over 11 years in a variety of senior management positions. Mr. Zhang holds a degree in Engineering from Harbin Polytechnic University.

(CHARLIE) TANG CHAK LAM, ASSISTANT TO THE CHIEF FINANCIAL OFFICER, 36. Mr. Tang has been the assistant to the Chief Financial Officer since November 1996. Mr. Tang is a fellow member of the Association of Chartered Certified Accountants and a certified public accountant in Hong Kong. Prior to joining Sunbase Asia, Mr. Tang was the head of accounting and finance of the China division of the Lippo Group, a large conglomerate listed on The Stock Exchange of Hong Kong Limited. Mr. Tang also has extensive audit experience and was employed by Coopers & Lybrand for more than 8 years.

(HARRIS) LAU KWOK KEI, CHIEF ACCOUNTING OFFICER, 33. Mr. Lau has been the Chief Accounting Officer of Sunbase Asia since February 1998. Mr. Lau has over 7 years of work experience in the accounting and auditing profession and was previously employed by the international accounting firm of Deloitte Touche Tohmatsu from 1995 to 1997.

TODD STOCKBAUER, CHIEF FINANCIAL OFFICER, 35. Mr. Stockbauer has been employed as the Chief Financial Officer of Southwest Products since 1991 and directs its financial and administrative operations. Prior to 1991, he was employed in the public accounting sector, specializing in bankruptcy, litigation support and business turnarounds. Mr. Stockbauer holds a Bachelor of Arts Degree in Business and Economics with an emphasis in Accounting from the University of California at Santa Barbara and is a Certified Public Accountant in the State of California.

JOHN LEONIAK, CHIEF ENGINEER, 61. Mr. Leoniak has been the Chief Engineer at Southwest Products since 1991. As Chief Engineer, Mr. Leoniak supervises Southwest Products' engineering. Prior to joining Southwest Products, Mr. Leoniak was employed by Grumman Aircraft Systems as the head of its Landing Gear, Armament, Carrier Suitability and Survivability Group. Mr. Leoniak has contributed to the writing of various US Navy manufacturing specifications, including MIL-B-8942, MIL-B-81820, MIL-B-81819 and MIL-STD-1599. Mr. Leoniak holds a Bachelor of Science Degree in Mechanical Engineering from the Polytechnic Institute of Brooklyn.

(DAVIS) LAI KWAN FAI, CORPORATE SECRETARY, 34. Mr. Lai has been the Corporate Secretary of Sunbase Asia since 1996. Mr. Lai holds a Master of Arts Degree in Economics and Finance from the University of Leeds in the United Kingdom.

ITEM 11.  EXECUTIVE COMPENSATION.

MANAGEMENT COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to its Chief Executive Officer and the only other executive officer whose compensation exceeded U.S.$100,000 in 1997:


                                                     Annual Compensation
                                       ---------------------------------------------
Name                                                                                      Long-
Principal                                                                  All other      Term
Position                 Year          Salary             Bonus         Compensation      Compensation
---------                ----          ------             -----         ------------      ------------
                                        (US$)             (US$)             (US$)             (US$)

B.Kan/                   1997          209,677            -             -                 -
Vice Chairman,           1996          111,804            -             -                 -
Director                 1995                -            -             -                 -

W.R.McKay/               1997          285,000            -               651             -
CEO, President,          1996          284,327            -             1,181             -
Director                 1995                -            -             -                 -

OPTION GRANTS IN 1997

No stock options were granted in 1997.

AGGREGATE OPTION EXERCISES IN 1997 AND OPTION VALUES AS OF DECEMBER 31, 1997

   The value of options exercised by the named executive officers in 1997 and the value of unexercised options at December 31, 1997 are set forth below:

                                              Number of       Value of
                                              Exercisable/    Exercisable/
                                              Unexercised     Unexercised
                                              Options at      In-the-Money
                                              12/31/97        Options at
                     Shares                                   12/31/97
                     Acquired on   Value      Exercisable/    Exercisable/
Name                 Exercise      Realized   Unexercisable   Unexercisable
----                 --------      --------   -------------   -------------

B. Kan               0             0          400,000 /       0 /
                                   0          0               200,000

W. R. McKay          0             0          160,000 /       0 /
                                   0          0               640,000

   The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price at December 31, 1997.

STOCK OPTION PLAN

     On January 2, 1996, the Company's Board of Directors adopted the 1995 Sunbase Asia, Inc. Stock Option Plan (the "Plan"). The Plan permits the grant of options to purchase an aggregate of up to 2,500,000 Shares of the Common Stock of the Company. Under the Plan, incentive stock options and non-qualified stock options may be issued. Eligible participants under the Plan are those individuals and entities that the stock option committee of the Company (the "Committee") in its discretion determines should be awarded such incentives given the best interests of the Company; provided, however, that incentive stock options may only be granted to employees of the Company and its affiliates. The Committee has the power to determine the price, terms and vesting schedule of the options granted, subject to the express provisions of the Plan. All incentive stock options will have option exercise prices per option share not less than the fair market value of a share of the Common Stock on the date the option is granted, except that in the case of incentive stock options granted to any person possessing more than 10 % of the total combined voting power of all classes of stock of the Company or any affiliate of the Company, the price shall not be less than 110 % of such fair market value. The Plan terminates on the earlier of that date on which no additional shares of Common Stock are available for issuance under the Plan or January 2, 2006.

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

                             Exercise Price of
          Full Years of      Options that Vest
          Employment         After Each Such Year
          ----------         --------------------

          One                       $ 6.65
          Two                       $ 7.75
          Three                     $ 9.25
          Four                      $10.75
          Five                      $12.75



     All unexercised options will expire on that date which is six years after the date on which such options have vested.

On July 1, 1996, the Compensation Committee of the Company granted stock options to the following individuals on the following terms:

                                                   Exercise Price/Share     Number of Shares per
Option Holder            Vesting Schedule          (U.S.)                   Option Rights
-------------            ----------------          ------                   -------------

Billy Kan                January 16, 1996           6.375                   200,000
                         January 16, 1997           6.375                   200,000
                         January 16, 1998           6.375                   200,000
                                                                            -------
                                                                            600,000
                                                                            -------

Roger Li                 January 16, 1996           6.375                   200,000
                         January 16, 1997           6.375                   200,000
                         January 16, 1998           6.375                   200,000
                                                                            -------
                                                                            600,000
                                                                            -------

Dickens Chang            January 16, 1996           6.375                    15,000
                         January 16, 1997           6.375                    15,000
                         January 16, 1998           6.375                    20,000
                                                                            -------
                                                                             50,000
                                                                            -------

Mr. Dickens Chang terminated employment with the Company on February 28, 1998. In accordance with the terms of his options granted, all unexercised options and unvested options of Mr. Chang expired automatically.

EMPLOYMENT AGREEMENTS

     On January 16, 1996, Sunbase Asia and Southwest Products entered into an employment agreement with William R. McKay (the "Agreement") pursuant to which Mr. McKay is employed to serve as President and Chief Executive Officer of Southwest Products and as President and Chief Executive Officer of Sunbase Asia for a term of five years. Under the terms of the Agreement, Mr. McKay will be paid an annual base salary of $285,000. The base salary may be increased or decreased (to a minimum of $225,000), based upon an annual review of Mr. McKay's performance. In addition to the base salary, the Board of Directors of Sunbase Asia may, at its sole discretion, pay Mr. McKay a bonus for any particular year of his employment. On January 16, 1996, in connection with the execution of the Agreement, Sunbase Asia, Southwest Products and Mr. McKay entered into a Confidentiality and Non-Competition Agreement pursuant to which Mr. McKay agrees to keep certain information of Sunbase Asia, Southwest Products and their affiliates confidential, and is prohibited from competing with Sunbase Asia, Southwest Products and their affiliates during the term of the Agreement.

     Pursuant to the terms of an Employment Agreement between the Company and Mr. Kan dated August 1, 1996, Mr. Kan is employed as the Vice Chairman of the Board of Directors or such other capacity of an equivalent status as the Company may reasonably require. The term of the employment commenced August 1, 1996 and continues until terminated by either party giving to the other not less than 12 months prior notice. Mr. Kan's duties include the development, marketing and promotion of the products of the Company as may be required by the Board of Directors. Mr. Kan is to exercise such powers and functions and perform such duties in relation to the business of the Company as may from time to time be assigned to him by the Board. Mr. Kan will be paid a salary of HK$ 1,625,000 per annum subject to review by the Board on an annual basis. Mr. Kan is also entitled to stock options. See "Management Compensation - Stock Options Plan".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1998, the stock ownership of all persons known to own beneficially five % (5%) or more of the equity securities of the Company, and all directors and officers of the Company and its affiliates, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                         Equity Ownership          Voting Rights
                         ----------------          -------------

                              Amount of         Percent       Amount of          Percent
Name and                      Beneficial        of            Beneficial         of
Address                       Ownership (1)     Class (2)     Ownership (1)      Class (3)
--------                      -------------     ---------     -------------      ---------

Asean Capital                 12,339,900 (4)    72.7%         26,739,900 (5)        85.2%

Gunter Gao                    12,339,900 (4)(6) 72.7%         26,739,900 (5)(6)     85.2%
Chairman and Director

Glory Mansion Limited ("GML")  3,260,870 (7)    16.1%          3,260,870 (7)         9.4%

Wardley China Investment
Trust ("Wardley")              1,086,960 (8)     6.0%          1,086,960 (8)         3.4%

Private Equity
Management BVI Limited         3,260,870 (9)     6.1%          3,260,870 (9)         9.4%

Billy Kan
Vice Chairman and Director       620,000 (10)    3.5%            620,000 (10)        1.9%

William McKay
Chief Executive Officer,
President and Director           328,500 (11)    1.9%            328,500 (11)        1.0%

Li Yuen Fai (Roger)
Chief Financial Officer,
Vice President and Director      600,000 (12)    3.4%            600,000 (12)        1.9%

Lai Kwan Fai (Davis)
Corporate Secretary                  *             *                *                *

Philip Yuen                          *             *                *                *
Director

George Raffini (13)                  *             *                *                *
Director

Sunbase International         12,339,900 (14)   72.7%         26,739,900 (14)      85.2%
(Holdings) Limited

The New China Hong Kong
Limited                        1,371,100         8.1%          1,371,100            4.4%

All directors and executive   13,888,400 (17)   75.0%         28,288,400 (17)      85.9%
officers of the Company as
a Group, 7 persons

_________________________
* less than 1 percent


(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(2) This percentage is determined on the basis of 16,980,142 shares of Common Stock calculated as follows: (a) 12,700,142 shares outstanding; (b) 3,600,000 shares issuable upon conversion of the Series A Preferred Stock and (c) 680,000 shares issuable upon conversion of the Series B Preferred Stock, plus, with respect to each named person, the number of shares of Common Stock, if any, which person has the right to exercise or otherwise acquire within sixty days, but otherwise excludes shares of Common Stock issuable pursuant to conversion of the Convertible Debentures, warrants and options.

(3) This percentage is determined on the basis of an aggregate of 31,380,142 voting rights calculated as follows: (a) 12,700,142 rights from Common stock outstanding; (b) 18,000,000 rights from the Series A Preferred Stock; and (c) 680,000 rights from the Series B Preferred Stock, plus, with respect to each named person, the number of shares of Common Stock, if any, which such person has the right to exercise or otherwise acquire within sixty days, but otherwise excludes shares of Common Stock issuable pursuant to conversion of the Convertible Debentures, warrants and options.

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

(7) Consists of shares issuable upon conversion of the Convertible Debentures at an initial exercise price of $1.84 per share. GML is the record owner of $6,000,000 in principal amount of Convertible Debentures.

(8) Consists of shares issuable upon conversion of the Convertible Debentures at an initial exercise price of $1.84 per share. Wardley is the record owner of $2,000,000 in principal amount of Convertible Debentures.

(9) PEM, as the general partner of the HSBC Private Equity Fund, L.P.("HSBC"), the parent of GML, shares voting power and has sole investment power over shares of Common Stock issuable to GML upon conversion of the Convertible Debentures.

(10) Includes 600,000 shares of Common Stock issuable upon exercise of currently exercisable stock options granted to Mr. Kan, See "Management Stock Option Plan."

(11) Includes 320,000 shares of Common Stock issuable upon exercise of currently exercisable stock options granted to Mr. McKay (See "Management Stock Option Plan"), but does not include any shares issuable upon conversion of 18 shares of Series B Preferred Stock owned by Mr. McKay.

(12) Consists of 600,000 shares of Common Stock issuable upon exercise of currently exercisable stock options granted to Mr. Li. See "Management Stock Option Plan.".

(13) Does not include any shares issuable upon conversion of the Convertible Debentures owed by GML and Wardley. Mr. Raffini is an employee of HSBC and the nominee of GML and Wardley to the Board of Directors.

(14) Consists of 8,739,000 outstanding shares of Common Stock and 3,600,000 shares of Common Stock issuable upon conversion of the Series A Preferred Stock owned by Asean Capital, of which Sunbase International owns 100%.

(15) Consists of 8,739,000 voting rights held by way of Asean Capital ownership of 8,739,000 shares of Common Stock and 18,000,000 voting rights held by way of Asean Capital's ownership of 36 shares of Series A Preferred Stock.

(16)  See (4), (5), (6), (10), (11), (12), and (13) above

(17) The address of Dr. Gao and Messrs, Kan, Li, and Lai is 19/F. First Pacific Bank Centre, 51-57 Gloucester Road, Wanchai, Hong Kong. The address of GML, Wardley, PEM and Mr. Raffini is 3 Garden Road, Hong Kong. The address of New China Hong Kong is 25/F. Bank of China Tower, 1 Garden Road, Hong Kong. The address of Mr. Yuen is 11/F., Wing Lung Bank Building., 45 Des Voeus Road, Hong Kong. The address of Mr. McKay is 2240 Buena Vista, Irwindale, California 91010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    As discussed above (See ITEM 1 "BUSINESS ORGANIZATION OF THE COMPANY"), an effective 51.43 % in Harbin Bearing was acquired at the end of 1993 by the affiliates of Sunbase International. This was accomplished by the acquisition by China Bearing Holdings Limited ("China Bearing") of China International Bearing (Holdings) Limited ("China International"). China International was incorporated to act as the holding company of two Sino-foreign joint venture companies which in turn were formed to acquire in the aggregate a 51.57 % interest in Harbin Bearing. China International has a 99.9 % equity interest in one of the joint venture companies and a 99 % equity interest in the other, which in turn hold a 41.57 % and 10 % interest, respectively, in Harbin Bearing (See, "Organizational Chart"). The aggregate cash consideration contributed by the joint venture companies was RMB 232.1 million which was principally financed by an interest free loan from Sunbase International to China International (the "Sunbase Loan"). China International in turn made equity contributions and loans to the two joint venture companies.

    In April 1994, New China Hong Kong acquired from Sunbase International 10 % of the outstanding stock of China Bearing and 10 % of the Sunbase Loan. The Sunbase Loan was later assigned to China Bearing, and China Bearing assumed the Sunbase Loan for a consideration of the same amount payable to it by China International. The obligations under the Sunbase Loan were extinguished by Sunbase International and New China Hong Kong, and the amount thereof was treated as a contribution of cash to China Bearing and credited to its contributed surplus account. Thereafter, the shares of China Bearing owned by Sunbase International and New China Hong Kong were transferred to Asean Capital, in which Sunbase International presently owns all of the capital stock. As set forth above, in December 1994, Asean Capital transferred all of its interest in China Bearing to the Company.

    Harbin Bearing and Harbin Precision have entered into leases (the "Ancillary Transport Equipment Lease" and the "Manufacturing Machinery Lease"), covering all equipment and assets of the Bearing Factory relating to the bearing operations which were not contributed to the Company in the Restructuring. The Leases cover cars, trucks, machinery and equipment used in manufacturing, office administration and power generation and provide for total annual payments of RMB 27,183,000 (US$ 3,267,000). At the expiration of the two leases in December 31, 1998 and December 31, 2001, respectively, Harbin Bearing has the right to either renew the Leases or acquire the equipment.

    Harbin Bearing and Harbin Holdings have entered into a lease covering plants and buildings used in Harbin Bearing's business which were not contributed to Harbin Bearing in the restructuring (the "Plant Lease"). The Plant Lease provides for annual rent payments of RMB 3,751,000 (US$ 452,000). At the expiration of the lease on December 31, 1998, Harbin Bearing has the right to extend the lease at market rent for another five years.

    Harbin Holdings and Harbin Bearing have entered into a lease providing for the use of land by Harbin Bearing at RMB 2,508,000 (US$ 302,000) per annum, effective January 1, 1994 subject to future adjustments in accordance with changes in government fees.

    As a result of the Restructuring, Harbin Holdings owns the rights to the trademark "HRB." Pursuant to an exclusive and perpetual trademark license agreement, Harbin Holdings has granted Harbin Bearing the exclusive and perpetual right to use the "HRB" trademark on its products and marketing materials. The royalty on the trademark license agreement is 0.5 % of annual sales from 1994 to 2003 and 0.3 % from 2004 to 2013.

    Pursuant to the Restructuring, Harbin Holdings assumed responsibilities of the pension payments of all employees of the Bearing Factory who retired or left the Bearing Factory prior to the Restructuring. Harbin Bearing and Harbin Holdings have entered into an agreement (the "Pension Agreement") relating to pension arrangements after the Restructuring. The Pension Agreement provides that Harbin Bearing may satisfy the statutory requirement to pay an amount equal to 20 % (22 % effective July 1, 1996) of annual wages to the municipal government to fund future pension obligations of its existing employees, by making such payments to Harbin Holdings as representative of the municipal government of Harbin, and Harbin Holdings agrees to be responsible for all pension obligations to employees of Harbin Bearing who retire or leave after the Restructuring.

    Subsequent to December 31, 1993, Harbin Bearing and Harbin Holdings entered into a management and administrative service agreement. The agreement provides for the payment by Harbin Bearing of an annual fee of RMB 17,160,000 (approximately US$ 2,049,000) in connection with services for medical, heating, education and other staff-related benefits provided by Harbin Holdings for a term of three years. The costs of these services were previously fully paid by the Bearing Factory and have now been superseded by the above agreement. The fees are subject to an annual 10 % inflation adjustment. The management and administrative service agreement was expired on December 31, 1996.

    Agreements were also entered into by Harbin Bearing with the two joint venture holding companies of Harbin Bearing in respect of general management services to be provided by the joint venture companies from January 1, 1994 to December 31, 1996 at an annual fee of RMB 150,000 (U.S.$18,000) payable to each of the joint venture companies.

                         INDEX TO FINANCIAL STATEMENTS

                                                                    Pages
                                                                    -----
SUNBASE ASIA, INC. AND SUBSIDIARIES:

 Report of Independent Auditors                                         44

 Consolidated Balance Sheets as of December 31, 1996                 45-46
   and December 31, 1997

 Consolidated Statements of Income for the years ended
   December 31, 1995, December 31, 1996 and December 31, 1997        47-48

 Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, December 31, 1996 and December 31, 1997        49-51

 Consolidated Statements of Changes in Shareholders'
   Equity for the years ended December 31, 1995,
   December 31, 1996 and December 31, 1997                              52

 Notes to Consolidated Financial Statements                          53-82

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
     Sunbase Asia, Inc.



     We have audited the accompanying consolidated balance sheets of Sunbase Asia, Inc. and its subsidiaries as of December 31, 1997 and 1996 and the related statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunbase Asia, Inc. and its subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ernst & Young

Hong Kong
13 May 1998

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996
                             AND DECEMBER 31, 1997

       (Amounts in thousands, except number of shares and per share data)

                                                Notes     1996        1997       1997
                                                           RMB         RMB        US$
                                                           ---         ---        ---
ASSETS
Current assets
 Unrestricted cash and bank balances                       48,489      39,343     4,830
 Deposit with a financial institution                      23,750      23,750     2,771
 Restricted cash and bank balance                   5      15,189           -         -
 Accounts receivable, net                           6     313,791     480,400    57,880
 Notes receivable                                          15,212       6,190       746
 Inventories, net                                   7     476,409     477,217    57,496
 Other receivables                                         70,075      40,330     4,859
 Receivable from disposal of an investment                 13,419           -         -
 Due from related companies                        24     205,275     300,023    36,147
                                                        ---------   ---------   -------
Total current assets                                    1,181,609   1,367,253   164,729
Fixed assets                                        8     656,071     631,812    76,122
Deferred assets                                     9      22,204      14,383     1,733
Long term investments                              10       1,012       1,012       122
Goodwill                                           11      11,587      10,760     1,296
                                                        ---------   ---------   -------

Total assets                                            1,872,483   2,025,220   244,002
                                                        =========   =========   =======



                                                                   continued/...
             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996,
                       AND DECEMBER 31, 1997 (continued)

       (Amounts in thousands, except number of shares and per share data)

                                                  Notes     1996        1997       1997
                                                             RMB         RMB        US$
                                                             ---         ---        ---
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short term bank loans                               12     358,847     435,403    52,458
 Long term bank loans, current portion               16      98,641     140,772    16,960
 Accounts payable                                           151,971     115,646    13,933
 Notes payable                                                2,800           -         -
 Interest payable on convertible debentures          15       2,882      20,035     2,414
 Accrued liabilities and other payables                      52,662     111,501    13,434
 Short term obligations under capital leases         13      18,788      20,441     2,463
 Secured promissory note                           1,14      12,450      12,450     1,500
 Income tax payable                                   4      38,368      50,392     6,071
 Taxes other than income                                     25,225      38,972     4,696
 Due to related companies                                    14,357      18,730     2,257
 Convertible debentures                              15           -      95,450    11,500
                                                          ---------   ---------   -------
Total current liabilities                                   776,991   1,059,792   127,686
Long term bank loans                                 16      35,000       4,005       483
Long term obligations under capital leases           13      88,924      68,483     8,251
Secured promissory note                            1,14      12,450      12,450     1,500
Convertible debentures                               15      95,450           -         -
Minority interests                                          420,484     441,490    53,192
                                                          ---------   ---------   -------
                                                          1,429,299   1,586,220   191,112
Shareholders' equity:
Common Stock, par value US$0.001 each,
 50,000,000 shares authorized;
 12,700,142 (1996: 12,700,109) issued,
 and fully paid-up                                   19         107         107        13
Preferred Stock, par value US$0.001 each,
 25,000,000 shares authorized;
   Convertible Preferred Stock
     - Series A; 36 shares issued
       and outstanding                             1,19      44,533      44,533     5,365
   Convertible Preferred Stock
     - Series B; 6,800 shares issued
       and outstanding                                1      28,288      28,288     3,408
Contributed surplus                                  19     188,019     188,019    22,653
Reserves                                             20      27,866      27,971     3,370
Retained earnings                                           154,371     150,082    18,081
                                                          ---------   ---------   -------
Total shareholders' equity                                  443,184     439,000    52,890
                                                          ---------   ---------   -------
Total liabilities and shareholders' equity                1,872,483   2,025,220   244,002
                                                          =========   =========   =======

             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 31, 1996
                             AND DECEMBER 31, 1997

       (Amounts in thousands, except number of shares and per share data)

                                         Notes            1995               1996              1997               1997
                                                           RMB                RMB                RMB               US$
                                                          ---                ---                ---               ---
Net sales to
 - third parties                            24           569,248            657,368           570,323             68,714
 - related parties                          23           103,111            232,338           171,373             20,647
                                                         -------            -------           -------             ------
                                                         672,359            889,706           741,696             89,361

Cost of sales
   - third parties                          24          (365,564)          (530,373)         (491,153)           (59,173)
   - related parties                        23           (14,715)           (16,545)          (15,793)            (1,903)
                                                         -------            -------           -------             ------
                                            24          (380,279)          (546,918)         (506,946)           (61,076)

Provisions on inventories                                 (1,098)            (1,415)          (33,255)            (4,007)
                                                         -------            -------           -------             ------

Gross profit                                             290,982            341,373           201,495             24,278

Selling, general and administrative
 expenses
   - third parties                                       (83,908)           (85,027)          (82,244)            (9,909)
   - related parties                        23           (26,467)           (30,147)           (6,873)              (828)
                                                         -------            -------           -------             ------
                                                        (110,375)          (115,174)          (89,117)           (10,737)
Interest expense
 - third parties                                         (33,816)           (44,354)          (60,655)            (7,308)
 - related parties                          23           (14,630)           (12,819)          (10,270)            (1,237)
                                                         -------            -------           -------             ------
                                                         (48,446)           (57,173)          (70,925)            (8,545)

Provisions on accounts receivable                         (2,627)            (3,998)          (17,040)            (2,053)

Other income                                21                 -             16,640                 -                  -
                                                         -------            -------           -------             ------

Income before income taxes                               129,534            181,668            24,413              2,943

                                                                   continued/...

            The accompanying notes form an integral part of these
                       consolidated financial statements

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 31, 1996
                             AND DECEMBER 31, 1997

       (Amounts in thousands, except number of shares and per share data)


                                         Notes               1995            1996               1997                1997
                                                              RMB             RMB                RMB                 US$
                                                              ---             ---                ---                 ---
Income before income taxes (continued)                      129,534          181,668            24,413               2,943

Provision for income taxes:                4
 - Current                                                  (20,472)         (27,792)           (7,591)               (915)
 - Deferred                                                       -                -                 -                   -
                                                             ------          -------            ------              ------
                                                            (20,472)         (27,792)           (7,591)               (915)
                                                             ------          -------            ------              ------

Income before minority interests                            109,062          153,876           (16,822               2,028

Minority interests                                          (54,967)         (77,342)          (21,006)             (2,531)
                                                             ------          -------            ------              ------

Net income/(loss)                                            54,095           76,534            (4,184)               (503)
                                                             =======         =======            ======              ======
Net income/(loss) per common share:
Basic                                     17                   4.62             6.24             (0.33)              (0.04)
                                                             =======         =======            ======              ======

Diluted                                   17                   3.54             4.62             (0.33)              (0.04)
                                                             =======         =======            ======              ======


            The accompanying notes form an integral part of these
                      consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 31, 1996
                             AND DECEMBER 31, 1997

                             (Amounts in thousands)


                                                     1995           1996           1997           1997
                                                      RMB            RMB            RMB            US$
                                                      ---            ---            ---            ---

Cash flows from operating activities:
 Net income/(loss)                                   54,095         76,534      (   4,184)     (    503)
Adjustments to reconcile income to net
 cash provided by operating activities:
Minority interests                                   54,967         77,342         21,006         2,531
Depreciation                                         44,447         62,872         70,738         8,521
Loss/(gain) on disposal of fixed assets               4,829      (     670)         1,283           155
Amortization of goodwill                                  -            847            827           100
Exchange difference on secured-
 promissory note                                  (     650)             -              -             -
Amortization of present value discount
 on deferred asset                                (     783)     (     783)     (     783)     (     94)
Amortization of deferred debenture issue
 expenses                                                 -            446          1,318           159

Decrease/(increase) in assets:
Accounts receivable                               (   1,312)     (  49,605)     ( 166,609)     ( 20,074)
Notes receivable                                  ( 107,824)        10,544          9,022         1,087
Inventories                                       (  25,756)           588      (     808)     (     97)
Prepaid VAT                                       (  40,429)        40,429              -             -
Other receivables                                 (  21,086)     (  12,866)        29,745         3,584
Due from related companies                           32,994      (  20,310)     (  56,657)     (  6,826)

Increase/(decrease) in liabilities:
Accounts payable                                  (  41,836)        35,766      (  36,325)     (  4,377)
Notes payable                                         4,000      (  12,827)     (   2,800)     (    337)
Interest payable on convertible debentures                -          2,882         17,153         2,067
Accrued liabilities and other payables               40,531      (  37,446)        58,839         7,089
Income tax payable                                (   3,468)        32,494         12,024         1,448
Taxes other than income                           (   2,592)        25,225         21,033         2,533
Due to related companies                          (  34,854)     ( 114,567)     (  14,415)     (  1,737)
Due to shareholders                                   2,350      (  11,127)             -             -
                                                     ------        -------         ------        ------
Net cash provided by/(used in) operating
 activities                                       (  42,377)       105,768      (  39,593)     (  4,771)

                                                                  continued/...

             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 31, 1996
                             AND DECEMBER 31, 1997

                             (Amounts in thousands)

                                                         1995           1996          1997         1997
                                             Notes       RMB            RMB            RMB          US$
                                                         ---            ---            ---          ---
Cash flows from investing activities:
Purchase of a subsidiary                      1,22     (     731)             -             -           -
Increase in deposit with a
 financial institution                                 (  23,750)             -             -           -
Increase/(decrease) restricted
 bank deposit                                                  -      (  15,189)       15,189       1,830
Disposal of long term investments                          5,561            426             -           -
Proceeds from disposal of fixed assets                       115          3,243           525          63
Additions of goodwill                                          -      (     290)            -           -
Additions to fixed assets                              (  92,571)     ( 167,430)    (  48,287)   (  5,818)
Receivable from disposal of
 an investment                                                 -      (  13,419)       13,419       1,617
Increase in due from related companies                         -      (  47,886)    (  38,091)   (  4,589)
                                                         -------        -------        ------      ------
Net cash used in investing activities                  ( 111,376)     ( 240,545)    (  57,245)   (  6,897)
                                                         -------        -------        ------      ------
Cash flows from financing activities:
Proceeds from short term bank loans                      518,573        701,710       665,373       9,224
Repayment of short term bank loans                     ( 468,838)     ( 597,988)    ( 588,817)          -
Repayment of other loans                                       -      (  33,810)            -           -
Repayment of secured promissory note                           -      (  16,700)            -           -
Proceeds from issuance of convertible
 debentures                                                    -         95,450             -           -
Proceeds from sales of common stock,
 net of costs                                                  -         36,085             -           -
Proceeds from long term bank loans                        54,289          1,283        11,136       1,342
Repayment of long term bank loans                      (  12,043)             -             -           -
Advance from/(repayment to) shareholders                   3,320      (   6,225)            -           -
Debenture issue expense                                        -      (   3,733)            -           -
                                                         -------        -------        ------      ------
Net cash provided by financing activities                 95,301        176,072        87,692      10,566
                                                         -------        -------        ------      ------
Net increase/(decrease) in cash and
 cash equivalents                                      (  34,702)        41,295     (   9,146)   (  1,102)
Cash and cash equivalents, at beginning
 of year                                                  41,896          7,194        48,489       5,932
                                                         -------        -------        ------      ------

Cash and cash equivalents, at end of year                  7,194         48,489        39,343       4,830
                                                         =======        =======        ======      ======

                                                                   continued/...

             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 31, 1996
                             AND DECEMBER 31, 1997


                             (Amounts in thousands)

                                       1995     1996     1997    1997
                               Notes    RMB      RMB      RMB     US$
                                        ---      ---      ---     ---
Income taxes paid                      15,953        -        -       -

Interest paid
 (net of amounts capitalized)          35,186   51,835   64,748   7,801

Non-cash transactions:

Financing lease arrangements           15,873   17,270   18,788   2,263

Purchase of a subsidiary by issue
 of convertible stock                  28,288        -        -       -
                                       ======   ======   ======   =====



             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 31, 1996
                             AND DECEMBER 31, 1997

                             (Amounts in thousands)

                               Common   Preferred              Contributed               Retained
                               stock      stock                  surplus     Reserves    earnings       Total
                                        Series A    Series B
                                RMB        RMB        RMB          RMB         RMB          RMB          RMB

Balance at December 31,
 1994                              99      44,533          -       151,942     13,011       38,597      248,182

New issue (note 1)                  -           -     28,288             -          -            -       28,288

Net income                          -           -          -             -          -       54,095       54,095

Appropriation to reserves
 (note 20)                          -           -          -             -     12,255    (  12,255)           -
                                  ---      ------     ------       -------     ------      -------      -------

Balance at December 31,
 1995                              99      44,533     28,288       151,942     25,266       80,437      330,565

New issue (note 1)                  8           -          -        36,077          -            -       36,085

Net income                          -           -          -             -          -       76,534       76,534

Appropriation to reserves
 (note 20)                          -           -          -             -      2,600    (   2,600)           -
                                  ---      ------     ------       -------     ------      -------      -------

Balance at December 31,
 1996                             107      44,533     28,288       188,019     27,866      154,371      443,184

Net loss                            -           -          -             -          -    (   4,184)   (   4,184)

Appropriation to reserves
 (note 20)                          -           -          -             -        105    (     105)           -
                                  ---      ------     ------       -------     ------      -------      -------

Balance at December 31,
 1997                             107      44,533     28,288       188,019     27,971      150,082      439,000
                                  ===      ======     ======       =======     ======      =======      =======

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

          The total number of common stock shares outstanding subsequent to this arrangement was 11,700,063. In 1997, 33 (1996: 46) common stock shares were issued from a reverse stock split.

          China Bearing is a holding company which was established to acquire a 100% interest in China International Bearing (Holdings) Company Limited ("China International"). China International was incorporated in Hong Kong as the holding company of Harbin Xinhengli Development Co. Ltd. ("Harbin Xinhengli") and Harbin Sunbase Development Co. Ltd. ("Harbin Sunbase"), Sino-foreign equity joint ventures in the People's Republic of China ("China" or the "PRC") established to acquire, in aggregate, a 51.6% interest in Harbin Bearing Company Limited ("Harbin Bearing") which is a joint stock limited company established in China under the Trial Measures on Share Companies and the Opinion on the Standardization of Joint Stock Companies promulgated by the State Council of China and the successor to the manufacturing operations of Harbin Bearing General Factory, a Chinese state-owned enterprise established in 1950.

          On December 29, 1995, the Company entered into a reorganization agreement ("Reorganization Agreement") with Southwest Products Company ("Southwest"), a company incorporated in the United States of America, and the shareholders of Southwest for the acquisition of 100% of the issued common stock of Southwest.

            Pursuant to the Reorganization Agreement, a wholly-owned subsidiary of the Company was incorporated for the purpose of merging with Southwest pursuant to a separate merger agreement. In connection with the merger, the Company issued an aggregate of 6,800 shares of Series B convertible

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

     preferred stock ("Series B stock") to the then shareholders of Southwest or their designates. At the option of the Series B stockholders, the stock may be redeemed at US$500 per Series B share by the Company from the proceeds of the next permanent equity offering, the net proceeds of which will be designated for such redemption. Any shares not so redeemed will automatically be converted into common stock shares at the rate of 100 common stock shares per Series B stock. If the aforesaid public offering or the redemption are not effected within two years from the date of issue of the Series B stock, the stock will automatically be converted into common stock at the rate of 100 common stock shares per Series B stock after expiry of the two-year period. As preferred shares, the shares carry 100 votes per share and are entitled to the same dividend as the common shareholders on the basis as if the preferred shares had been converted to common stock shares at the conversion rate as noted above.

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

          The following unaudited pro forma consolidated financial information for the years ended December 31, 1995 are prepared on the basis as if the acquisition of Southwest by the Company had occurred prior to January 1, 1996.

          The following pro forma consolidated financial information has been prepared for comparative purposes only and does not purport to indicate the results of operations which would actually have occurred had the acquisition and the reorganization been in effect on January 1, 1995 or which may occur in the future.

                                                    Year ended
                                                   December 31,
                                                       1995
                                                        RMB
                                                    (unaudited)

         Net sales                                      708,658
         Net income                                      58,003
         Pro forma earnings per common share:
           Basic                                           4.96
           Diluted                                         3.79

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


2.   BASIS OF PRESENTATION

          These consolidated financial statements incorporate the results of operations of the Company and its subsidiaries (hereinafter referred to as the "Group") for the three year period ended December 31, 1997, except for Southwest, the acquisition of which was completed on December 31, 1995. All material intra-group transactions and balances have been eliminated on consolidation.

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

     . Accounting of assets financed under capital leases as assets of the Company together with the corresponding liabilities; and

     .    Deferred taxation.

          The financial information has been prepared in Renminbi (RMB), the national currency of China. Solely for the convenience of the reader, certain elements of these financial statements have been translated into United States dollars prevailing at the People's Bank of China on December 31, 1997 which was US$1.00 = RMB8.30. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or any other certain rate on December 31, 1997.


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

     (k)  Impact of recently issued accounting standard

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), to establish new rules for the reporting and display of comprehensive income and its components. However, adoption of SFAS 130 in 1998 will have no impact on the Company's consolidated net income or shareholders' equity.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), to establish standards for the way public business enterprises report information about operating segments. The Company has not completed the assessment of SFAS No. 131. However, it is considered that additional disclosure is not applicable as the Group only operates in the business of manufacturing and sales of ball bearings. SFAS 131 is effective for financial statements for fiscal year beginning after December 15, 1997 and will be adopted in 1998.

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

               The Company has undertaken not to require China Bearing to make any distribution of dividends and the directors of Harbin Xinhengli and Harbin Sunbase have decided not to distribute any dividend income related to income earned for the year received from Harbin Bearing outside of China. As a result, deferred income taxes have not been accrued in the financial statements in respect of income distributions. The undistributed earnings of the Chinese subsidiaries of the Group amounted to RMB210,425 at December 31, 1997. The determination of the amount of the deferred income tax liability is not practicable.

               The reconciliation of the effective income tax rates based on income before income taxes stated in the consolidated statement of income to the statutory income tax rate in China applicable to the Company's major operating subsidiary is as follows:

                                             Year ended December 31,
                                              1995    1996    1997
Effect of
 - statutory tax rate                         15.0%   15.0%   15.0%
Permanent difference                           0.8%    0.3%   16.0%
                                              ----    ----    ----

                                              15.8%   15.3%   31.0%
                                              ====    ====    ====

          The permanent differences arise from losses generated by the subsidiaries which are exempted from tax.

          At December 31, 1997, Southwest had unutilized pre-acquisition net operating losses of RMB2,025 (US$244) ((1996: RMB3,071 US$370)). Pursuant to Internal Revenue Code Section 382 of the United States of America (IRC
     Section 382), the annual utilization of pre-acquisition net operating losses' carry forwards is limited to approximately RMB1,627 (US$196) ((1996: RMB1,627 US$196)). No deferred tax asset was recognized on these pre-acquisition losses in the allocation of the purchase price. In addition, Southwest has post-acquisition net operating losses of RMB15,148 (US$1,825) ((1996: RMB11,620 US$1,400)) generated from domestic sources, expiring through 2010, which is not subject to IRC Section 382 limitation. The deferred tax asset of RMB5,901 (US$711) ((1996: RMB2,639 US$318)) arising from such net operating losses has not been provided for in the financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

5.   RESTRICTED CASH AND BANK BALANCE

          At December 31,1997, there were no restricted cash and bank balances held by the Group. At December 31, 1996, a United States dollars time deposit US$1,830 (RMB15,189) was pledged to a bank to secure banking facilities granted to the Group.

6.   ACCOUNTS RECEIVABLE

Accounts receivable comprise:
                                                                December 31,
                                                             1996         1997
                                                              RMB          RMB

Accounts receivable - trade                               331,716      515,365
Less: Allowance for doubtful debts                      (  17,925)   (  34,965)
                                                          -------      -------

Accounts receivable, net                                  313,791      480,400
                                                          =======      =======
                                                         December 31,
                                                 1995        1996         1997
                                                  RMB         RMB          RMB
Movement of allowance for doubtful debts
 Balance as at January 1,                      11,300      13,927       17,925
 Provided during the year                       2,627       3,998       17,040
                                               ------      ------       ------
                                               13,927      17,925       34,965
 Less: Allowance utilized during the year           -           -            -
                                               ------      ------       ------

 Balance as at December 31,                    13,927      17,925       34,965
                                               ======      ======       ======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


7.   INVENTORIES

          Inventories comprise:

                                                                       December 31,
                                                                   1996            1997
                                                                    RMB             RMB

     Raw materials                                                102,856         92,039
     Work in progress                                             121,847        141,214
     Finished goods                                               257,121        282,634
                                                                  -------        -------
                                                                  481,824        515,887

     Less: Provision                                               (5,415)       (38,670)
                                                                  -------        -------
     Inventories, net                                             476,409        477,217
                                                                  =======        =======
                                                                    December 31,
                                                             1995        1996       1997
                                                              RMB         RMB        RMB
     Movement of inventory provision
      Balance as at January 1,                              19,016       4,309      5,415
      Provided during the year                               1,098       1,415     33,255
      Obsolete inventories sold during the year            (15,805)       (309)         -
                                                            ------       -----     ------
      Balance as at December 31,                             4,309       5,415     38,670
                                                            ======       =====     ======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)



8.   FIXED ASSETS

                                                          December 31,
                                                        1996        1997
                                                         RMB         RMB

     Buildings                                          71,151      71,151
     Machinery and equipment                           492,493     576,892
     Motor vehicles                                     18,650      18,249
     Furniture, fixtures and office equipment            6,553      24,283
     Construction in progress                          206,433     147,298
                                                       -------     -------
                                                       795,280     837,873

     Less: Accumulated depreciation                   (139,209)   (206,061)
                                                       -------     -------
                                                       656,071     631,812
                                                       =======     =======

          The total amount of interest capitalized during the year and included in the above fixed assets is RMB18,207 (1996: RMB19,473 and 1995:
     RMB10,411).

          The Group's buildings are located in the PRC and the land on which the Group's buildings are situated is State-owned.

          The gross amounts of assets recorded under capital leases and the accumulated depreciation are analyzed as follows:

                                                     1996         1997
                                                      RMB          RMB

     Machinery and equipment                         150,337      150,337
     Motor vehicles                                    4,181        4,181
     Furniture, fixtures and office equipment            927          927
                                                     -------      -------
                                                     155,445      155,445

     Less: Accumulated depreciation                  (61,114)     (80,091)
                                                     -------      -------
                                                      94,331       75,354
                                                     =======      =======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


9.   DEFERRED ASSETS

                                                              December 31,
                                                          1996          1997
                                                           RMB           RMB

     Deferred valued added tax ("VAT") receivable         38,860         38,860
      Less: Offset against VAT payable                   (18,378)       (25,664)
                                                          ------         ------

                                                          20,482         13,196
      Less: Present value discount                        (1,565)          (782)
                                                          ------         ------
                                                          18,917         12,414
                                                          ------         ------
     Deferred debenture issue expenses                     3,733          3,733
      Less: Amortization                                    (446)        (1,764)
                                                          ------         ------
                                                           3,287          1,969
                                                          ------         ------
                                                          22,204         14,383
                                                          ======         ======

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

          Deferred debenture issue expenses represented costs incurred for the issue of convertible debentures on August 23, 1996. The total amount of deferred expenses incurred of RMB3,733 are being amortized over the terms of the debentures of three years.


10.  LONG TERM INVESTMENTS

               Long term investments are stated at cost and represent investments in unlisted treasury bonds issued by the Chinese Government. The investments bear interest ranging from 3% to 8% per annum and are redeemable on maturity or otherwise prior thereto as advised by the government.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


11.  GOODWILL

     Goodwill comprised:

                                             1996         1997
                                              RMB          RMB

            Balance at beginning of year     12,144       11,587
            Addition                            290            -
                                             ------       ------
                                             12,434       11,587

            Less: Amortization                 (847)        (827)
                                             ------       ------
                                             11,587       10,760
                                             ======       ======

     The goodwill arose as a result of the acquisition of Southwest on December 31, 1995. The addition in 1996 represented a legal fee in respect of the acquisition completed in 1995.


12.  SHORT TERM BANK LOANS

           The short term bank loans bear interest at a weighted average rate of 12.5% and 10.824% per annum for the years ended December 31, 1996 and 1997, respectively, and are repayable within one year.


13.  OBLIGATIONS AND COMMITMENTS

          (a) Obligations under capital leases

          Harbin Bearing leases machinery and equipment, furniture, fixtures and office equipment and motor vehicles from Harbin Precision Machinery Manufacturing Company ("Harbin Precision"), a company wholly-owned by Harbin Bearing Holdings Company ("Harbin Holdings"), a separately established enterprise under the supervision and control of the Machine Bureau, which received 33.3% of the new shares of Harbin Bearing. These leases are accounted for as capital leases which have lease terms ranging from five years to eight years.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

13.  OBLIGATIONS AND COMMITMENTS (continued)

          The lease obligations for the machinery and equipment, furniture, fixtures and office equipment and motor vehicles have an implicit annual interest rate at 8.46%. The scheduled non-cancelable future minimum lease payments as of December 31, 1997 were as follows:

                                                                             December 31,
                                                                                     1997
                                                                                      RMB
           Year ending December 31,
           1998                                                                    27,183
           1999                                                                    25,927
           2000                                                                    25,927
           2001                                                                    25,927
                                                                                   ------
           Total minimum lease payments                                           104,964
           Less: Amount representing interest                                     (16,040)
                                                                                   ------
           Present value of minimum lease payments                                 88,924
           Less: Current portion                                                  (20,441)
                                                                                   ------
                                                                                   68,483
                                                                                   ======
           (b)   Obligations under operating leases

           Non-cancelable operating leases commitments payable in the five years are as follows:
                                                                              December 31,
                                                                                     1997
                                                                                      RMB
           Year ending December 31,
           1998                                                                     6,259
           1999                                                                     2,508
           2000                                                                     2,508
           2001                                                                     2,508
           2002                                                                     2,508
                                                                                    -----
                                                                                   16,291
                                                                                   ======

           The lease rentals recorded as expenses in respect of operating leases during the year amounted to RMB6,259 (1996:RMB6,259; 1995: RMB6,259).

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

          As of December 31, 1997, the Group had no outstanding commitments for capital expenditure.


14.  SECURED PROMISSORY NOTE

          The secured promissory note (the "Note") was issued in 1995 to Asean Capital in connection with the Share Exchange Agreement as detailed in Note 1 and was secured by a continuing security interest in and to all of the Company's title and interest in the outstanding capital stock of China Bearing.

          The Note is denominated in United States dollars and bears interest at 8% per annum.

          Pursuant to a subscription agreement dated August 2, 1996 entered into between the Company, certain of its subsidiaries, the convertible debentures holders and Asean Capital (the "Subscription Agreement") as more fully described in Note 15 below, Asean Capital has made an irrevocable and unconditional undertaking that it will not demand repayment of the Note unless the Company has sufficient cash flows for working capital, debt repayment and capital expenditure for the ensuing twelve month period and the repayment will only be made according to the repayment schedule defined in the Subscription Agreement. (RMB24,900 (US$3,000)) is repayable in two installments during the twelve month periods ending July 31, 1998 and July 31, 1999. No repayment was made in the current year.


15.  CONVERTIBLE DEBENTURES

          These represent US$11,500 convertible debentures ("Convertible Debentures") issued by China Bearing to certain institutional investors on August 23, 1996 pursuant to a Subscription Agreement dated August 2, 1996. Unless the Convertible Debentures have been converted, they are due and payable in August 1999 (the "Maturity Date"). The investors have the right to convert at any time, in whole or in part, the principal amount of the debenture into 2,300,000 shares of the common stock of the Company based on the initial conversion price (the "Conversion Price") of US$5.00 per share, subject to certain adjustments in relation to the capital structure, changes to profits and reserves of the Company.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

15.  CONVERTIBLE DEBENTURES (continued)

          Pursuant to one of the conditions set out in the Subscription Agreement, if and whenever the cumulative audited earnings per share, the calculation of which is defined in the Subscription Agreement (the "defined EPS"), for any two consecutive financial years from year ended December 31, 1996 to 1998 are less than the corresponding management's projection of cumulative EPS for such years as set out in the Subscription Agreement, the Conversion Price shall be adjusted in accordance with the formula as stated in the Subscription Agreement. In the current year, due to the Company's failure to achieve the projected cumulative EPS of US$1.79 for the two years ended 31 December 1997, the Conversion Price has been adjusted to US$1.84 per share.

          The Convertible Debentures bear interest at the rate of the higher of
     (i) 5% per annum (net of withholding tax, if applicable) and (ii) the percentage of the dividend yield calculated by reference to dividing the annual dividend declared per share of common stock of the Company by the Conversion Price.

          The Convertible Debentures are required to be redeemed on the Maturity Date at their principal amount then outstanding together with any accrued but unpaid interest together with an amount that would enable the investors to yield an aggregate internal rate of return ("IRR") of 12% per annum on the cost of their investment. As a result, interest has been accrued in the financial statements for the year ended December 31, 1996 at the rate of 12% per annum.

          Pursuant to the Subscription Agreement, in the event that an adjustment of the Conversion Price as described above occurs, and such adjustment would result in the number of shares that would have been issued to the investors in aggregate had conversion immediately taken place to exceed 20% of the total issued share capital of the Company (including also for this purpose such number of shares that would have been issued upon conversion of all of the Convertible Debentures), that portion of the Convertible Debenture(s) representing the excess of such shares over such 20% ("the Excess") shall, at the option of the relevant investors, be redeemed by the Company at its principal amount outstanding together with any accrued but unpaid interest calculated up to and including the date of payment together with an amount that would enable the investors to yield in aggregate an IRR of 19.75% per annum.

          In the occurrence of any event of default as defined in the Subscription Agreement, the Convertible Debentures shall automatically become immediately due and payable in full by the Company at its principal amount outstanding together with the accrued but unpaid interest together with an amount that would enable the investors to yield an aggregate IRR on their investment of 19.75% per annum unless the Company shall have received a notice from any of the investors to specify the number of Convertible Debentures that they wish to redeem, in which case the amount payable shall only be limited to the specified amount. Due to the failure of the Company to achieve the defined EPS of US$0.55 in the current year, being an event of default stipulated in the Subscription Agreement, although the Convertible Debentures bear a face rate of interest of 5% per annum interest is accrued on these Convertible Debentures at the rate of 19.75% per annum from the date of inception up to December 31, 1997 and the outstanding amount of Convertible Debentures has been classified as current liabilities as at December 31, 1997.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


15.  CONVERTIBLE DEBENTURES (continued)

          The obligations of China Bearing under the Convertible Debentures are guaranteed by the Company, Asean Capital Limited, China International Bearing Holding Limited and Southwest Products Company (hereinafter collectively referred to as the "Guarantors"). The Guarantors have given certain negative pledges over the creation of securities interest for as long as any of the Convertible Debentures remain outstanding.

16.  LONG TERM BANK LOANS

          Long term bank loans are principally loans borrowed to finance the construction in progress. The loans are unsecured, bear fixed interest rates ranging from 3.7% to 9.25% per annum. Current portion of the loans, repayable in 1998, together with the overdue portion of the current portion of the long term loans carried forward from last year, are included in current liabilities. The long term portion of the loans are repayable in 1999.

17.  NUMBER OF SHARES/EARNINGS PER SHARE

          In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

          The exercise of outstanding warrants is not included as part of the assumption in the calculation of diluted earnings per share as the share price of the Company for all periods ended December 31, 1995, 1996 and 1997 was lower than the exercise prices.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


17.  NUMBER OF SHARES/EARNINGS PER SHARE (continued)

          The computations of basic and diluted earnings/loss per shares are as follows:

                                                               Year ended December 31,
                                                          1995         1996            1997
                                                           RMB          RMB             RMB
         Basic

         Net income/(loss), as reported                   54,095       76,534          (4,184)
                                                      ==========   ==========      ==========
         Weighted average number of
           common shares outstanding:
         Share of common shares outstanding
           on January 1,                              11,700,063   11,700,063      12,700,109
         Shares issued as a result of reverse
           stock split                                         -           46              33
         1,000,000 common shares issued on
           June 10, 1996                                       -      558,904               -
                                                      ----------   ----------      ----------
         Total weighted average number of common
           shares outstanding                         11,700,063   12,259,013      12,700,142
                                                      ==========   ==========      ==========

         Earnings/(loss) per share                          4.62         6.24           (0.33)
                                                      ==========   ==========      ==========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

                                                                Year ended December 31,
                                                           1995         1996            1997
                                                            RMB          RMB             RMB

         Diluted

         Net income/(loss), as reported                   54,095       76,534            (4,184)
         Add after tax interest expenses
           applicable to Convertible Debentures                -        4,078                 -
                                                      ----------   ----------        ----------

                                                          54,095       80,612            (4,184)
                                                      ==========   ==========        ==========
         Weighted average number of
           common shares outstanding:
         Share of common shares outstanding
           on January 1,                              11,700,063   11,700,063        12,700,109
         Shares issued as a result of reverse
           stock split                                         -           46                33
         1,000,000 common shares issued on
           June 10, 1996                                       -      558,904                 -
                                                      ----------   ----------        ----------
         Total weighted average number of
          common shares outstanding                   11,700,063   12,259,013        12,700,142
         Common share issuable assuming
           conversion of the Convertible
           Preferred Shares
             Series A                                  3,600,000    3,600,000                 -
             Series B                                          -      680,000                 -
         Common shares issuable assuming
           conversion of the Convertible
           Debentures on August 23,1996                        -      812,876                 -
         Common shares issuable assuming
           exercise of stock options, reduced
           by the number of shares which could
           have been purchased with the proceeds
           from exercise of such stock options                 -      102,017                 -
                                                      ----------   ----------        ----------
         Total weighted average number of
           common shares and common shares
           equivalents outstanding                    15,300,063   17,453,906        12,700,142
                                                      ==========   ==========        ==========
         Earnings per share                                 3.54         4.62             (0.33)
                                                      ==========   ==========        ==========

                       SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

17.  NUMBER OF SHARES/EARNINGS PER SHARE (continued)

     The diluted loss per share for 1997 is the same as the basic loss per share as there was an anti-dilution effect which reduces the loss per share. The calculation which resulted in such an anti-dilution was based on the assumptions that the conversion rights under the Convertible Debentures had been fully exercised, at the adjusted exercise price as stated in note 15, and the redemption of preferred shares, both on January 1, 1997. On this basis, the net income calculated by adding back the interest expenses on the Convertible Debentures net of income tax is RMB17,746. As a result of the aforesaid, an anti-dilution effect was resulted and therefore the diluted loss per share was the same as the basic loss per share.

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

20.  DISTRIBUTION OF PROFITS AND APPROPRIATIONS TO RESERVES

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

          (c) transferring 5% to 10% of its profit after taxation to a collective welfare fund; and

          (d) transferring a certain amount of its profit after taxation to a discretionary surplus reserve.

          The following appropriations were made and are further described below:

                                               Year ended December 31,
                                                 1995    1996    1997
                                                  RMB     RMB    RMB

Statutory surplus reserve                        8,170   1,733     70
Collective welfare fund                          4,085     867     35
                                                ------   -----    ---

                                                12,255   2,600    105
                                                ======   =====    ===

          The collective welfare fund must be used for capital expenditure on staff welfare facilities. Such facilities are for staff use, but are owned by Harbin Bearing.

          The distributable retained earnings of the Group as of December 31, 1997, after taking into account the above restrictions and appropriations and based on the PRC statutory accounts of Harbin Bearing, amounted to RMB73,260.

          The reserves retained in the Chinese subsidiaries of the Group amounted to RMB27,971 (1996: RMB27,866).

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


21.  OTHER INCOME

          In 1996, other income represented a gain on the sale of investment in a subsidiary by China Bearing to a third party amounting to RMB16.6 million. The only asset of the subsidiary was a residential property in Hong Kong which was purchased during that year. No such income was earned in 1997.


22.  NOTE TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

Purchase of a subsidiary
                                                   December 31, 1995

                                                                 RMB
Net assets acquired:
 Cash and bank balance                                            18
 Accounts receivable                                           1,690
 Inventories                                                   7,718
 Other receivables                                               487
 Fixed assets                                                 29,611
 Accounts payable                                           (  6,188)
 Notes payable                                               (11,627)
 Accrued liabilities                                        (  4,816)
                                                             -------
                                                              16,893
 Goodwill                                                     12,144
                                                             -------

                                                              29,037
                                                             -------
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

23.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

          During the year, the Group had transactions with a number of related parties. The major related party transactions are summarized as follows and described in further detail below:

                                                         Year ended December 31,
Nature of transactions                           Notes      1995        1996        1997
                                                  RMB        RMB         RMB         RMB
     Revenue:
     Sales of products                            (a)       103,111     232,338    171,373
     Interest income                              (b)             -           -      2,547
                                                            =======     =======    =======

     Capital expenditure:
     Leases of equipment capital payments         (c)        15,873      17,270     18,788
     Leases of buildings                          (d)         3,751       3,751      3,751
     Land use rights                              (e)         2,508       2,508      2,508
                                                            =======     =======    =======

     Expenses:
     Management and administrative services       (f)        19,126      21,705          -
     Trademark royalty fees                       (g)         3,362       4,306      2,924
     Pension and retirement plan expenses         (h)        18,394      20,681     19,742
     Finance charges on leases of equipment       (c)        11,310       9,914      8,395
     Interest on promissory note                  (i)         3,320       2,905      1,875
                                                            =======     =======    =======

     (a)   Significant sales to related companies

     Harbin Bearing made sales of RMB91,287 (1996: RMB14,549; 1995: RMB42,855) and RMB80,086 (1996: RMB203,442; 1995: RMB40,257) to Harbin Bearing Import & Export Company ("HBIE") and Xin Dadi Mechanical and Electrical Equipment Company ("Xin Dadi"), related companies owned by the Harbin Municipal Government, respectively, during the current year. As at December 31, 1997, the amounts of trade receivables from HBIE, Xin Dadi and other related companies included in the amounts due from related companies were as follows.

                                                   1996       1997
                                                    RMB        RMB

      HBIE                                         49,792   127,365
      Xin Dadi                                    107,597    86,681
                                                  -------   -------

                                                  157,389   214,046
                                                  =======   =======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

23.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     (b)  Advances to related companies

     Apart from the trade receivable balances due from related companies as disclosed in note 23(a) above, advances which are non-trading in nature were made to other related companies as at December 31, 1997, as follows:

                                                       1996        1997
                                                        RMB         RMB

Sunbase Resources Limited ("Sunbase Resources")              -      38,824
Sunbase Construction and Development                    45,450      45,450
Harbin Precision                                         1,150       1,150
Other related companies                                  1,286         553
                                                        ------      ------
                                                        47,886      85,977
                                                        ======      ======

     Sunbase Resources is a related company of the Group in which the directors and/or shareholders have a beneficial interest. Sunbase Construction and Development is a joint venture established in the PRC of which Sunbase International Holding Limited, another related Company of the Group, has equity interests. Other related companies are owned by the Harbin Municipal Government.

     The above balances are unsecured, repayable within one year and interest-free except for the balance due from Sunbase International. Pursuant to an agreement dated 1 January 1997 between the Company and Sunbase Resources, interest was charged on the average balance at a rate of 10% per annum. Total income earned in respect of such balances was RMB2,547 for the year ended December 31, 1997.

(c)  Leases of equipment

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

(d)  Leases of buildings

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

(e)  Land use rights

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

(f)       Management and administrative services agreements

     In 1994, Harbin Bearing and Harbin Holdings entered into a management and administrative services agreement. The agreement provides for the payment by Harbin Bearing of an annual fee of RMB18,876 and RMB20,764 for the financial years ended December 31, 1995 and 1996 respectively in connection with services for medical, heating, education and other staff-related benefits provided by Harbin Holdings for a term of three years. The fees are subject to an annual 10% inflation adjustment. In 1997, no such fees were paid as the agreement expired in December 31, 1996.

     Agreements were also entered into by Harbin Bearing with Harbin Xinhengli and Harbin Sunbase, in respect of general management services to be provided by the joint ventures from January 1, 1994 to December 31, 1996 at an annual fee of RMB150 (US$18) payable to each of the joint ventures.

     An agreement was entered into between China Bearing and Sunbase International, in respect of general management and administrative services at an annual fee of RMB250 (US$30) for the year ended 1995. No such management fees were paid for the year ended December 31, 1996 and 1997.
     In addition, China Bearing is to reimburse Sunbase International for administrative services rendered on behalf of China Bearing at cost. The Company paid a total amount of RMB Nil (1996: RMB941) to Sunbase International (Holdings) Limited ("Sunbase International") for a reimbursement of the expenses incurred on the Company's behalf.

(g)  Trademark license

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

     The trademark royalty paid by Harbin Bearing during 1995, 1996 and 1997 amounted to RMB3,362, RMB4,306, RMB2,924, respectively.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)

23.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     (h)  Pension and retirement plan

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

     The contributions to the pension scheme made by Harbin Bearing in 1995, 1996 and 1997 amounted to RMB18,394, RMB20,681 and RMB19,742, respectively.

     (i)  Interest on promissory note

     As described further in Note 1, in consideration for the purchase of its interest in China Bearing, the Company issued common shares and preferred shares to, and assumed vendor financing from Asean Capital Limited. The vendor financing provided by Asean Capital was in the form of a US$5,000 secured promissory note which is secured on the shares of China Bearing (See Note 14). For the year ended 1996, US$2,000 was repaid and interest was payable on the remaining balance of US$3,000.

     The promissory note was issued to Asean Capital in connection with the Share Exchange Agreement as detailed in Note 1 and bears interest at 8% per annum.

          Management expects that the arrangements detailed in (b), (c) and (d) above will be renewed after the initial contract term.


24.  OPERATIONS WITH STATE-OWNED ENTERPRISES

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

          The fair value of the Group's bank borrowings   based on the interest
     rates currently available for borrowings with similar terms and average maturities approximates the carrying amount of these bank borrowings. The fair value of the secured promissory note and the convertible debentures are not determinable.

26.  SEGMENT DATA

               The Group mainly operates in the ball bearing industry in China through Harbin Bearing, its 51% subsidiary, which generated 100% of the Group's net sales in 1995. During 1996 and 1997, the Group also operated in the ball bearing industry in the United States of America through Southwest Products, its wholly-owned subsidiary, which generated less than 10% of the Group's net sales in these years.

27.  CONCENTRATION OF RISK

          Concentration of credit risk:

          Financial instruments that are potentially subject the Group to a significant concentration of credit risk consist principally of cash deposits, trade receivables and amounts due from related companies.

     (a)  Cash deposits

          The Group places its cash deposits with various PRC State-owned financial institutions.

     (b)  Trade receivables

          The Company manufactures and sells general and precision ball bearings to diversified industries in China. The Company has long standing relationships with most of its customers and generally does not require collateral. There is no concentration of receivables in any one specific industry except for the outstanding receivable balances with two related companies, HBIE and Xin Dadi which have receivable balances of RMB127,365 and RMB86,681, respectively, as at December 31, 1997.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


27.  CONCENTRATION OF RISK (continued)

     (c) Current vulnerability due to certain concentrations:

          The Group's operating assets and primary source of income and cash flow is its interest in its subsidiaries in the PRC. The value of the Group's interest in these subsidiaries may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past 18 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.


28.  FOREIGN INVESTMENTS MATTERS

          The Company is currently holding discussions with the Committee on Foreign Investment in the United States ("CFIUS"), an inter-agency committee of the United States Government, with respect to the Company's acquisition in January 1996 of Southwest Products Company ("Southwest"). CFIUS is conducting a review to determine if the ownership of Southwest by the Company poses a potential threat to the national security interests of the United States. If CFIUS determines that such a threat may exist, then it may recommend to the President of the United States that he order divestiture of Southwest by the Company. Alternatively, CFIUS may take no action or may propose that certain measures be taken by the Company to protect the national security interests of the United States as a condition of the Company continuing to own Southwest. At this time, it is premature to evaluate the likelihood of any action by CFIUS with respect to this matter.

          If the Company is required to divest its ownership of Southwest or significant restrictions are imposed, the Company believes it has certain claims which it may bring against certain of its professional advisors who assisted it in connection with its acquisition of Southwest. However, no assurance can be given that any such claims by the Company would fully reimburse it for any loss it might realize upon a divestiture of Southwest or as a result of the imposition of conditions on its ownership.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


29.  STOCK OPTION PLAN

          On January 2, 1996, the Company's Board of Directors adopted a stock option plan (the "Plan"). The Plan permits the directors to grant options to purchase an aggregate of up to 2,500,000 shares of the common stock of the Company.

          All incentive stock options have option exercise prices per option share not less than the fair market value of a share of the common stock on the date the option is granted, except that the exercise price of 160,000 options granted to an executive, was lower than the market value of the common stock on the date the option was granted. If in case of incentive stock options granted to any person possessing more that 10% of the total combined voting power of all classes of stock of the Company or any affiliate of the Company, the price may not be less than 110% of such fair market value. The Plan terminates on the earlier of either the date on which no additional shares of common stock are available for issuance under the Plan, or January 2, 2006.

          On July 1, 1996, the Compensation Committee of the Company granted 1,250,000 stock options to three executives, including two directors of the Company, on the following terms:

                         Exercise price/Share    Number of Shares
    Vesting schedule                      US$    per option rights
    ----------------                      ---    -----------------

    January 16, 1996                 6.375                 415,000
    January 16, 1997                 6.375                 415,000
    January 16, 1998                 6.375                 420,000
                                                          --------

                                                         1,250,000
                                                         =========


                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


29.  STOCK OPTION PLAN (continued)

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

                              Exercise price
                            of the option vest             Number of
                           after each such year               shares
     Vesting schedule                       US$          exercisable
     ----------------                       ---          -----------

     January 16, 1997                      6.65              160,000
     January 16, 1998                      7.75              160,000
     January 16, 1999                      9.25              160,000
     January 16, 2000                     10.75              160,000
     January 16, 2001                     12.45              160,000
                                          -----             --------

                                                             800,000
                                                            ========

          As at December 31, 1997, none of the vested options have been exercised. Subsequent to the balance sheet date, the options granted to one of the Company's executives were withdrawn as that employee terminated his employment with the Company at that date.

          Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the date of grant in 1996: Interest rate on United States treasury bonds; no dividend yield; volatility factors of the expected market price of the company's common stock of 87%; and a weighted-average expected life of the options of 3 to 5 years.

          The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require of the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


29.  STOCK OPTION PLAN (continued)

          For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to write off the amount over the options' vesting period. The Company's pro forma information is as follows:

                                                              Year ended December 31,
                                                                   1996        1997
                                                                    RMB        RMB

         Pro forma net income/(loss)                               24,828   ( 69,270)
                                                                   ======   ========
         Pro forma earnings/(loss) per share:
           Basic                                                     2.03   (   5.45)
                                                                   ======   ========
           Diluted                                                   1.41   (   5.45)
                                                                   ======   ========

     The Company's stock option activities and related information for the years ended December 31, 1996 and 1997 are summarized as follows:

                                                    1996                      1997
                                                         Exercise                 Exercise
                                                Options     price        Options     price
                                                              US$                      US$
     Outstanding at beginning of year                 -          -     2,050,000     6.967
     Granted                                  2,050,000      6.967*            -         -
     Exercised                                        -          -             -         -
     Forfeited                                        -          -             -         -
                                             ----------   --------    ----------   -------
     Outstanding at end of year               2,050,000      6.967     2,050,000     6.967
                                             ==========   ========    ==========   =======

* Exercise price was presented at the weighted average basis after discounting such future price.


30.  SERIES A WARRANTS

          The Company has outstanding 10,392,167 Series A Warrants (the "Warrants") in issue, which are stand alone instruments and are not attached to other financial instruments. These Warrants are issued without a consideration. The warrant holders are entitled to exchange 70 Warrants for one share of common stock at an exercise price of US$175. No such rights have been exercised during the year. The Warrants expire on June 30, 1998.

                                 PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following financial statements and exhibits are filed with and as a part of this Report.

                                                                         Page No.(s)
                                                                         -----------
     (1)             Financial Statements
                     --------------------

            Index to Financial Statements                                  43

            Report of Independent Auditors                                 44

            Consolidated Balance Sheets as of                           45-46
            December 31, 1996 and December 31, 1997

            Consolidated Statements of Income for the                   47-48
            years ended December 31, 1995,
            December 31, 1996 and December 31, 1997

            Consolidated Statements of Cash Flows for the               49-51
            years ended December 31, 1995
            December 31, 1996 and December 31, 1997

            Consolidated Statements of Changes in                          52
            Shareholders' Equity for the years ended
            December 31, 1995, December 31, 1996 and
            December 31, 1997

            Notes to Consolidated Financial Statements                  53-82

     (2)    Exhibits

Exhibit No.      Description of Document                       Page No.(s)
-----------      -----------------------                       -----------

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

      2.2 Asset Transfer and Assumption Agreement dated December 16, 1994, between the Company and Valley Financial Corporation. (I)

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

    10.18  Employment Agreement dated as of
           January 16, 1996 between the Company,
           Southwest Products and William McKay. (4)

    10.19  1995 Stock Option Plan. (5)

    10.20  Form of Registration Rights Agreement
           relating to the Private Placement Shares. (5)

    10.21  Employment Agreement dated as of
           August 1, 1996 between the Company
           and Billy Kan. (5)

    10.22  Subscription Agreement (together with
           Form of Debentures and Guaranty) dated
           August 2, 1996 among China Bearing,
           Asean Capital, China International Bearing
           Holdings Limited, the Company, Southwest
           Products, Glory Mansion, Wardley China
           Investment Trust, MC Private Equity
           Partners Asia Limited and Chine Investissement 2000 (5)

    21     Subsidiaries of the Company

    27     Financial Data Schedule

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

     (6) Filed with the Company's Form 10-K, dated April 4, 1997 and incorporated by reference herein.

                                   SIGNATURES


In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Sunbase Asia, Inc.


Date:     May 15, 1998              By: /s/ William McKay
                                        --------------------------------------
                                        William McKay, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:     May 13, 1998              By: /s/ Gunter Gao
                                        --------------------------------------
                                        Gunter Gao, Chairman


Date:     May 13, 1998              By: /s/ Billy Kan
                                        --------------------------------------
                                        Billy Kan, Vice Chairman, Director


Date:     May 15, 1998              By: /s/ William McKay
                                        --------------------------------------
                                        William McKay, Chief Executive
                                        Officer, President and Director


Date:     May 13, 1998              By: /s/ (Roger) Li Yuen Fai
                                        --------------------------------------
                                        (Roger) Li Yuen Fai, Vice President,
                                        Chief Financial Officer and Director


Date:                               By: /s/
                                        --------------------------------------
                                        George Raffini, Director


Date:     May 13, 1998              By: /s/ Philip Yuen
                                        --------------------------------------
                                        Philip Yuen, Director


Date:     May 13, 1998              By: /s/ Harris Lau
                                        --------------------------------------
                                        Harris Lau, Chief Accounting Officer