Form 10-Q
period 1998-03-31
SUNBASE ASIA INC
filed 1998-05-22
CIK 95626

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 1998.



[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the transition period from                   to
                               -----------------   --------------------

                          Commission File No.  0-3132

                               SUNBASE ASIA, INC.
             (Exact name of Registrant as specified in its charter)

            Nevada                                      94-1612110
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

As of March 31, 1998, the Company had 12,700,142 shares of common stock issued and outstanding.

Total sequentially numbered pages in this document: 21.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                      -----------------------------------


                                     INDEX

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

      Item 1--    Financial statements

                  Consolidated Condensed Balance Sheets (unaudited)
                  - December 31, 1997 and March 31, 1998                                [3-4]

                  Consolidated Condensed Statements of Income (unaudited)
                  - Three months ended March 31, 1997 and 1998                            [5]

                  Consolidated Condensed Statements of Cash Flows (unaudited)
                  - Three months ended March 31, 1997 and 1998                            [6]

                  Notes to Consolidated Condensed Financial Statements (unaudited)
                  - Three months ended March 31, 1997 and 1998                         [7-11]

      Item 2--    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                       [12-17]

PART II:          OTHER INFORMATION

      Item 6--    Exhibits and Reports on Form 8-K                                       [18]

SIGNATURES                                                                               [19]

EXHIBIT 11        Computation of Earnings Per Common Share                            [20-21]

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   AS OF DECEMBER 31, 1997 AND MARCH 31, 1998
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                   12/31/97                3/31/98
                                                             --------------------   --------------------
                                                     Notes      RMB        US$        RMB          US$
                                                     -----      ---        ---        ---          ---
ASSETS
Current assets
    Cash and bank balances                                      39,343      4,740       12,261     1,477
    Deposits with a financial institution                       23,750      2,861       23,750     2,861
    Accounts receivable, net                                   480,400     57,880      477,224    57,497
    Notes receivable                                             6,190        746        2,640       318
    Inventories, net                                     4     477,217     57,496      518,342    62,451
    Other receivables                                           40,330      4,859       56,108     6,760
    Due from related companies                                 300,023     36,147      316,235    38,101
                                                             ---------   --------   ----------   -------
Total current assets                                         1,367,253    164,729    1,406,560   169,465
Fixed assets                                                   631,812     76,122      614,751    74,066
Deferred asset                                                  14,383      1,733       13,173     1,587
Long term investments                                            1,012        122        1,012       122
Goodwill                                                        10,760      1,296       10,554     1,272
                                                             ---------   --------   ----------   -------
Total assets                                                 2,025,220    244,002    2,046,050   246,512
                                                             =========   ========   ==========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short term bank loans                                      435,403     52,458      434,332    52,329
    Long term bank loans, current portion                      140,772     16,960      140,773    16,960
    Accounts payable                                           115,646     13,933      116,505    14,037
  Accrued liabilities and other payables                       131,536     15,848      168,445    20,296
    Short term obligations under capital leases                 20,441      2,463       20,586     2,480
    Short term portion of
      secured promissory note                            5      12,450      1,500       12,450     1,500
    Income tax payable                                          50,392      6,071       39,396     4,747
    Taxes other than income                                     38,972      4,696       54,002     6,506
   Due to related companies                                     18,730      2,257       14,804     1,784
    Convertible debentures                               6      95,450     11,500       95,450    11,500
                                                             ---------   --------   ----------   -------
Total current liabilities                                    1,059,792    127,686    1,096,743   132,139
Long term bank loans                                             4,005        483        4,005       483
Long term obligations under capital leases                      68,483      8,251       63,094     7,601
Long term portion of secured promissory note             5      12,450      1,500       12,450     1,500
Minority interests                                             441,490     53,192      439,725    52,979
                                                             ---------   --------   ----------   -------
                                                             1,586,220    191,112    1,616,017   194,702


                                                                   Continued/...

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
       AS OF DECEMBER 31, 1997 AND MARCH 31, 1998 (UNAUDITED) (CONTINUED)
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                           12/31/97                3/31/98
                                                     --------------------   --------------------
                                                        RMB         US$         RMB       US$
                                                     ---------   --------   ----------   -------
Shareholders' equity:
Common Stock, par value US$ 0.001 each,
    50,000,000 shares authorized;
    12,700,142 shares issued, and fully paid up            107         13          107        13
Preferred Stock, par value US$ 0.001 each,
    25,000,000 shares authorized;
        Convertible Preferred Stock - Series A;
        36 shares issued and outstanding                44,533      5,365       44,533     5,365
        Convertible Preferred Stock - Series B;
        6,800 shares issued and outstanding             28,288      3,408       28,288     3,408
Contributed surplus                                    188,019     22,653      188,019    22,653
Reserves                                                27,971      3,370       27,971     3,370
Retained earnings                                      150,082     18,081      141,115    17,001
                                                     ---------   --------   ----------   -------
Total shareholders' equity                             439,000     52,890      430,033    51,810
                                                     ---------   --------   ----------   -------
Total liabilities and shareholders' equity           2,025,220    244,002    2,046,050   246,512
                                                     =========   ========   ==========   =======



  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)

                                                          Three Months Ended March 31,
                                                 --------------------------------------------
                                                    1997             1998            1998
                                    Notes            RMB              RMB             US$
                                    -----        -----------      -----------     -----------
Net sales to
  - Third parties                                    138,146           91,739          11,053
  - Related parties                                  103,071            8,457           1,019
                                                 -----------      -----------     -----------
                                                     241,217          100,196          12,072

Cost of sales                                      (147,368)         (73,458)         (8,851)
                                                 -----------      -----------     -----------

Gross profit                                          93,849           26,738           3,221

Selling, general and
    administrative expenses
   - Third parties                                  (16,549)         (16,015)         (1,930)
   - Related parties                                (12,492)            (818)            (98)
                                                 -----------      -----------     -----------
                                                    (29,041)         (16,833)         (2,028)

Interest expense, net
   - Third parties                                  (15,431)         (19,085)         (2,299)
   - Related parties                                 (2,246)          (1,552)           (187)
                                                 -----------      -----------     -----------
                                                    (17,677)         (20,637)         (2,486)
                                                 -----------      -----------     -----------

Income / (loss) before income taxes                   47,131         (10,732)        (1, 293)

Provision for income taxes:
    - Current                                        (8,052)               -               -
    - Deferred                                            -                -               -
                                                 -----------      -----------     -----------
Income/ (loss) before minority
 interests                                            39,079         (10,732)         (1,293)

Minority interests                                  (22,161)            1,765             213
                                                 -----------      -----------     -----------

Net income / (loss)                                   16,918          (8,967)         (1,080)
                                                 ===========      ===========     ===========

Earnings / (loss )per share           2
  -Basic                                                1.33           (0.71)          (0.09)
                                                 ===========      ===========     ===========
  -Diluted                                              1.02           (0.71)          (0.09)
                                                 ===========      ===========     ===========

Number of shares outstanding          2
  - Basic                                         12,700,109       12,700,142      12,700,142
                                                 ===========      ===========     ===========
  - Diluted                                       19,280,109       12,700,142      12,700,142
                                                 ===========      ===========     ===========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1998
                             (Amounts in thousands)

                                                                  Three Months Ended March 31,
                                                            ---------------------------------------
                                                                1997          1998         1998
                                                                RMB           RMB           US$
                                                                ---           ---           ---
Cash flows from operating activities:
Net income / (loss)                                            16,918        (8,967)       (1,080)
Adjustments to reconcile income/(loss) to net
    cash provided by (used in) operating activities:
    Minority interests                                         22,161        (1,765)         (213)
    Depreciation                                               17,792        19,206         2,314
    Loss on disposal of fixed assets                              583             -             -
    Amortization of goodwill                                      207           206            24
    Amortization of present value discount
      on deferred asset                                          (195)        1,210           146
    Amortization of deferred debenture issue expense              418             -             -
Changes in operating assets and liabilities-
(Increase) decrease in assets:
    Accounts receivable                                       (52,971)        3,176           383
    Notes receivable                                           12,477         3,550           428
    Inventories                                                 8,822       (41,125)       (4,955)
    Other receivables                                         (14,681)      (15,778)       (1,901)
    Due from related companies                                (90,075)      (16,212)       (1,954)
Increase (decrease) in liabilities:
    Accounts payable                                          (20,472)          859           104
    Accrued liabilities and other payables                     47,452        36,909         4,448
    Income tax payable                                         10,698       (10,996)       (1,324)
    Taxes other than income                                    26,104        15,030         1,810
    Due to related companies                                     (383)       (9,170)       (1,106)
                                                            ---------     ---------     ---------
Net cash used in operating activities                         (15,145)      (23,867)       (2,876)

Cash flows from investing activities:
    Proceeds from disposal of fixed assets                        133             -             -
    Additions to fixed assets                                  (7,786)       (2,145)         (258)
                                                            ---------     ---------     ---------
Net cash used in investing activities                          (7,653)       (2,145)         (258)
                                                            ---------     ---------     ---------

Cash flows from financing activities:
    Net increase in bank loans and
    net cash provided by financing activities                   5,398        (1,070)         (129)
                                                            ---------     ---------     ---------

Net decrease in cash and cash equivalents                     (17,400)      (27,082)       (3,263)
Cash and cash equivalents, at beginning of period              87,428        63,093         7,601
                                                            ---------     ---------     ---------
Cash and cash equivalents, at end of period                    70,028        36,011         4,338
                                                            =========     =========     =========
Non-cash transaction:
Financing of lease arrangements                                 4,550         5,244           633
                                                            =========     =========     =========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)


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

        The Company owns, through various subsidiaries and joint venture interests, a 51.43% indirect ownership in Harbin Bearing Company Limited ("Harbin Bearing"), a joint stock limited company organized under the law of the PRC. Harbin Bearing is located in Harbin, the PRC, and has been in business since 1950. Harbin Bearing manufactures a wide variety of bearings in the PRC for use in commercial industrial and aerospace applications that are sold primary in the PRC and certain western countries, including the United States.

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

             The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, necessary to present fairly the financial position at March 31, 1998, the results of operations for the three months ended March 31, 1997 and 1998, and the changes in cash flows for the three months ended March 31, 1997 and 1998. These adjustments are of a normal recurring nature.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)


2. BASIS OF PRESENTATION (continued)

             The consolidated balance sheet as of December 31, 1997, is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission.

             In 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for the three months ended March 31, 1997 and 1998 have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

             The diluted loss per share for the three months ended March 31, 1998 is the same as the basic loss per share as there was an anti-dilution effect which reduces the loss per share. The calculation which resulted in such an anti-dilution was based on the assumptions that the conversion rights under the Convertible Debentures had been fully exercised, at the adjusted exercise price as stated in note 6, and the redemption of preferred shares, both on January 1, 1998. On this basis, the net income calculated by adding back the interest expenses on the Convertible Debentures net of income tax is RMB 4,713. As a result of the aforesaid, an anti-dilution effect was resulted and therefore the diluted loss per share was the same as the basic loss per share.

             The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.


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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)



             The Company's share capital is denominated in United States dollars (US$) and the reporting currency is the RMB. For financial reporting purposes, the US$ share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

             For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on March 31, 1998 of US$ 1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on March 31, 1998 or at any other certain rate on March 31, 1998.



4. INVENTORIES

             Inventories consist of the following at December 31, 1997 and March 31, 1998:

                                              December 31, 1997       March 31, 1998
                                              ------------------    -----------------

                                                RMB        US$        RMB       US$
                                              -------    -------    -------   -------

 Raw materials                                 92,039     11,089     95,212    11,471
 Work-in-progress                             141,214     17,014     90,510    10,905
 Finished goods                               282,634     34,052    371,290    44,734
                                             --------   --------   --------   -------
                                              515,887     62,155    557,012    67,110
 Less: Allowance for obsolescence             (38,670)    (4,659)   (38,670)   (4,659)
                                             --------   --------   --------   -------

 Inventories, net                             477,217     57,496    518,342    62,451
                                             ========   ========   ========   =======

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)

Payment Period                             Amount
--------------                             ------
August 1, 1996 to July 31, 1997            up to US$ 2,000 plus accrued interest
August 1, 1997 to July 31, 1998            up to US$ 1,500 plus accrued interest
August 1, 1998 to July 31, 1999            up to US$ 1,500 plus accrued interest

             Pursuant to the above described repayment schedule, a principal payment of US$ 2,012 (RMB 16,700) was made on the Note on September 10, 1996. The directors do not envisage any other repayments being made in the foreseeable future.


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

             The Investors have the right to convert at any time, in whole or in part, the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") was initially US$5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price, (f) issuance of shares at a price per share which is less than the lower of the then market price or the Conversion Price, and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ended December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such periods. Due to the Company's failure to achieve the projected cumulative audited earnings per common share of US$1.79 for the two years ended December 31, 1997, the Conversion Price has been adjusted to US$1.84 per share pursuant to the terms of the Subscription Agreement.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)


             The Convertible Debentures are required to be redeemed on the Maturity Date at its principal amount outstanding together with any accrued but unpaid interest together with an amount that would enable the Investors to yield an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Convertible Debentures occur, the Convertible Debentures are automatically due and payable at the principal amount outstanding together with accrued interest and an amount that would enable the Investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default include the delisting of the shares from NASDAQ or its suspension thereof; default in performance after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money; bankruptcy, insolvency or unsatisfied judgment; failure to achieve earning per common share of at least US$0.55 for fiscal years commencing January 1, 1996; and accounts receivable reaching a certain level in relationship to net sales.

             The obligations of China Bearing under the Subscription Agreement are guaranteed by the other members of the Sunbase Group.

             Due to the failure of the Company in achieving the defined earnings per common share of US$0.55 in 1997, an event of default occurred. Although the Convertible Debentures bear an interest charge at the rate of 5% per annum, interest was being accrued at the rate of 19.75% per annum to provide for the condition of the default.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------


OVERVIEW

      The Company owns, through various subsidiaries and joint venture interests, a 51.43% indirect ownership in Harbin Bearing. Harbin Bearing manufactures a wide variety of bearings in the PRC for use in commercial, industrial and aerospace applications that are sold primarily in the PRC and certain western countries, including the United States. On January 16, 1996 (effective December 29, 1995), the Company acquired Southwest Products, which manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries. The acquisition of Southwest Products has been accounted for under the purchase method of accounting. The results of Southwest Products have been consolidated into the Company's consolidated results of operations commencing January 1, 1996.

      Unless specifically stated, all amounts are in thousands ('000).


RESULTS OF OPERATION

      The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended March 31, 1997 and 1998.


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                       1997                    1998
                                                       ----                    ----
                                                  RMB          %          RMB          %
                                              -----------   ------    -----------   -------

     Sales                                       241,217     100.0       100,196      100.0
     Cost of sales                              (147,368)    (61.1)      (73,458)      73.3
                                                --------     -----      --------     ------

     Gross profit                                 93,849      38.9        26,738       26.7

     Selling expenses                             (5,831)     (2.4)       (4,043)      (4.0)
     General and administrative expenses         (23,210)     (9.7)      (12,790)     (12.8)
     Interest expenses                           (17,677)     (7.3)      (20,637)     (20.6)
                                                --------     -----      --------     ------

     Income before income taxes                   47,131      19.5       (10,732)     (10.7)
     Provision for income taxes                   (8,052)     (3.3)            -          -
                                                --------     -----      --------     ------

     Income before minority interests              39,079     16.2       (10,732)     (10.7)
     Minority interests                          (22,161)     (9.2)        1,765        1.8
                                                --------     -----      --------     ------

     Net income                                   16,918       7.0        (8,967)      (8.9)
                                                ========     =====      ========     ======

     Sales
     -----

            Sales for the three months ended March 31, 1998 decreased by RMB 141,021 or 58.5% to RMB 100,196, as compared to RMB 241,217 for the three months ended March 31, 1997. The decrease in sales was due to adverse market conditions in the PRC primarily due to the financial crises in Asia. Competition for the limited sales orders in the bearing market became greater in 1998 and there were no material price increases from the prior twelve month period. The Company has responded to such conditions by enhancing its credit review procedures and restricting sales to customers where collectability was uncertain.

            Sales for Harbin Bearing for the three months ended March 31, 1998 decreased by RMB 141,295 or 61% to RMB 89,784 as compared to RMB 231,079 for the three months ended March 31, 1997. The decrease was partially offset by an increase in sales for Southwest Products by RMB 274 or 2.7% to RMB 10,412 for the three months ended March 31, 1998 as compared to RMB 10,138 for the three months ended March 31, 1997.

     Cost of Sales/Gross Profit
     --------------------------

            Cost of sales for the three months ended March 31, 1998 decreased to RMB 73,458 as compared to RMB 147,368 for the three months ended March 31, 1997. The cost of sales for Harbin Bearing for the three months ended March 31, 1998 and 1997 was calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for Southwest Products for the three months ended March 31, 1998 and 1997 was calculated on an actual cost basis.

            Gross profit decreased by RMB 67,111 or 71.5% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in gross profit was mainly attributable to the decrease in sales caused by adverse market conditions in the PRC, which led to a plunge in units of bearings produced in 1998. The decrease in production output and an under-utilization of machinery and equipment capacity resulted in an increase in overhead absorption by each unit produced and an increase in the unit cost of goods sold. Also, there was no material change in selling prices during the two periods under review.

     Selling Expenses
     ----------------

            Selling expenses for the three months ended March 31, 1998 decreased by RMB 1,788 or 30.7% to RMB 4,043 as compared to RMB 5,831 for the three months ended March 31, 1997. The major reason for the decrease in selling expenses was due to a reduction in payment of royalty and government taxes by RMB 2,700. The decrease was partially offset by an increase in traveling expense of RMB 1,000 mainly incurred for the collection of accounts receivable.

     General and Administrative Expenses
     -----------------------------------

            General and Administrative Expenses for the three months ended March 31, 1998 decreased by RMB 10,420 or 44.9% to RMB 12,790 as compared to RMB 23,210 for the three months ended March 31, 1997. Significant factors affecting the change in general and administrative expenses between 1997 and 1998 are as follows:

            a. A provision for management fee of RMB 5,265 was made in Harbin Bearing for the three months ended March 31, 1997. No such provision was made for the three months ended March 31, 1998.

            b. A reduction in property tax by RMB 1,062 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

     Interest Expenses
     -----------------

            Interest Expenses for the three months ended March 31, 1998 increased by RMB 2,960 or 16.7% to RMB 20,637 as compared to RMB 17,677 for the three months ended March 31, 1997. The increase in interest expense was primarily attributable to the increase in bank loans and the surge in Convertible Debentures interest. The amount of Convertible Debentures interest charged for the three months ended March 31, 1998 was RMB 4,713 as compared to RMB 2,864 for the three months ended March 31, 1997. The rise in Convertible Debentures interest was due to an increase in the interest accrual rate from 12% to 19.75% per annum as a result of the Company's default on a condition of the Subscription Agreement governing the Convertible Debentures

     Net Income
     ----------

            As a result of the aforementioned factors, net income decreased by RMB 25,885 to a net loss of RMB 8,967 for the three months ended March 31, 1998 as compared to a net income of RMB 16,918 for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

      For the three months ended March 31, 1998, the Company's operations utilized cash resources of RMB 23,867, as compared to RMB 15,145 for the three months ended March 31, 1997. The Company's net working capital increased by RMB 2,355 at March 31, 1998 to RMB 309,817 as compared to RMB 307,461 at December 31, 1997, and the Company's current ratio at March 31, 1998 was 1.28:1 as compared to 1.29:1 at December 31, 1997 and 1.53:1 at March 31, 1997.

      Accounts receivable decreased by RMB 3,176 or 0.7% to RMB 477,224 at March 31, 1998, as compared to RMB 480,400 at December 31, 1997. The decrease in accounts receivable for the three months ended March 31, 1998 as compared to an increase in accounts receivable of RMB 52,971 for the three months ended March 31, 1997 was due to tightening of credit control.


INVESTING ACTIVITIES

      Capital expenditures for the three months ended March 31, 1998 of RMB 2,145 consisted of costs relating to the construction of new plant and buildings, and the renovation of existing facilities and equipment, and were financed by internally generated funds, short-term and long-term bank loans. There are no other material capital expenditures expected in the near future.


FINANCING ACTIVITIES

          The Company has historically relied on both long and short term bank loans from Chinese banks to support its operating and capital requirements. Short term bank loans have terms ranging from three months to six months, are utilized to finance both operating and capital requirements, and are renewed on a revolving basis. Long term bank loans are utilized to fund capital expansion projects. During the three months ended March 31, 1998, the net decrease in
bank loans (after deducting repayment) was RMB 1,070.    The Company believes
that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions.

        Pursuant to a Subscription Agreement dated August 2, 1996, (the "Subscription Agreement"), among China Bearing, Asean Capital Limited, China International Bearing Holdings Limited, the Company and Southwest Products (collectively, the "Sunbase Group"); Glory Mansion Limited, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and Chine Investissement 2000 (collectively the "Investors"), on August 23, 1996, China Bearing issued an aggregate of US$11,500,000 principal amount of Convertible Debentures (the "Convertible Debentures") to the Investors. Unless the Convertible Debentures have been converted, the Convertible Debentures are due and payable in August, 1999 (the "Maturity Date"). The Convertible Debentures bear interest at the rate of the higher of (i) 5% per annum (net of withholding tax, if applicable) and (ii) such percentage of the dividend yield calculated by reference to dividing the annual dividend declared per share of Common Stock of the Company by the Conversion Price (as hereinafter defined). Interest is payable quarterly.

        The Investors have the right to convert at any time the whole or any part of the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") was initially US$5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price,
(f) issuance of shares at a price per share which is less than the lower of the then market price or the Conversion Price, and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ended December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such period. Due to the Company's failure to achieve the projected cumulative audited earnings per common share of US$1.79 for the two years ended December 31, 1997, the Conversion Price has been adjusted to US$1.84 per share pursuant to the terms of the Subscription Agreement.

        The Convertible Debentures are required to be redeemed on the Maturity Date at its principal amount outstanding together with any accrued but unpaid interest together with an amount that would enable the Investors to yield an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Convertible Debentures occur, the Convertible Debentures are automatically due and payable at the principal amount outstanding together with accrued interest and an amount that would enable the Investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default include the delisting of the shares from NASDAQ or its suspension thereof; default in performance after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money; bankruptcy, insolvency or unsatisfied judgments; failure to achieve earning per common share of at least US $0.55 for fiscal years commencing January 1, 1996; and accounts receivable reaching a certain level in relationship to net sales.

        The obligations of China Bearing under the Subscription Agreement are guaranteed by the other members of the Sunbase Group.

        Due to the failure of the Company in achieving the defined earnings per common share of U.S.$0.55 in 1997, an event of default occurred. Although the Convertible Debentures bear an interest charge at the rate of 5% per annum, interest was being accrued at the rate of 19.75% per annum to provide for the condition of the default.

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

        In connection with the issuance of Convertible Debentures described at above, Asean has undertaken that for so long as any of the Convertible Debentures are outstanding, no amounts are to be repaid on the Note unless there is sufficient working capital and the repayment is made in accordance with the following schedule:-

Payment Period                    Amount
--------------                    ------
August 1, 1996 to July 31, 1997   up to US$ 2,000 plus accrued interest
August 1, 1997 to July 31, 1998   up to US$ 1,500 plus accrued interest
August 1, 1998 to July 31, 1999   up to US$ 1,500 plus accrued interest

        Pursuant to the above described repayment schedule, a principal payment of US$2,012 (RMB 16,700) was made on the Note on September 10, 1996. The directors do not envisage any other repayments being made in the foreseeable future.

      The Company anticipates that its cash flows from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of debt and equity financing, are adequate to finance the Company's operating and debt service requirements for the foreseeable future. Nevertheless, due to the recent financial turmoil in Asia and the default on the Convertible Debentures, management will cautiously and closely monitor the funding position of the Company.


INFLATION AND CURRENCY MATTERS

      In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the three months ended March 31, 1998, the general inflation rate in the PRC was under control and was below 10% on an average basis. Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

      The Company continually monitors the effects of inflation. In view of the change in market conditions and increased competition, the Company may unable to shift a portion of the inflated costs to the customers. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1997 and 1998. The major impact of inflation was on labor cost due to increases in employees wages. However, the Company has generally managed to offset the effects of inflation through improved operational efficiency.

      Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

      The Company conducts most of its business in the PRC and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the US$, could have a material adverse effect upon the results of operations and financial position of the Company. Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$ 1.00 to RMB 8.65 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, RMB 8.3 at December 31, 1996, RMB 8.3 at December 31, 1997 and RMB 8.3 at March 31, 1998.

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

             Three months ended March 31, 1998: None

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


                                         Sunbase Asia, Inc.
                                         ------------------
                                         (Registrant)


Date:  May 21, 1997                 By:  /s/ William McKay
                                         -----------------
                                         William McKay
                                         Chief Executive Officer and
                                         President
                                         (Duly Authorized Officer)


Date:  May 21, 1997                 By:  /s/ (Roger) Li Yuen Fai
                                         -----------------------
                                         (Roger) Li Yuen Fai
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                                                      EXHIBIT 11
                                                                      ----------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                Three Months Ended March 31,
                                                ----------------------------
                                             1997         1998          1998
                                             RMB          RMB           US$
                                          ----------   ----------    ----------
BASIC

Net income / (loss), as reported              16,918      (8,967)       (1,080)
                                          ==========   ==========    ==========

Weighted average number of shares of
    common stock outstanding:

Shares of common stock outstanding        12,700,109   12,700,142    12,700,142
                                          ==========   ==========    ==========

Earnings / (loss) per  share                    1.33       (0.71)        (0.09)
                                          ==========   ==========    ==========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                      (Amounts in thousands, except number
                         of shares and per share data)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                  1997         1998          1998
                                                  RMB          RMB           US$
                                               ----------   ----------   ----------
DILUTED

Net income / (loss), as reported                   16,918      (8,967)     (1, 080)

Add after tax interest expense applicable
    to Convertible Debentures                       2,839            -            -
                                               ----------   ----------   ----------
Net income / (loss), as adjusted                   19,757      (8,967)     (1, 080)
                                               ==========   ==========   ==========

Weighted average number of shares of
    common stock outstanding:

Shares of common stock outstanding             12,700,109   12,700,142   12,700,142

Shares of common stock issuable
    assuming conversion of the
    Convertible Preferred Stock

    - Series A                                  3,600,000            -            -
    - Series B                                    680,000            -            -

Shares of common stock issuable
    assuming conversion of the
    Convertible Debentures on
    August 23, 1996                             2,300,000            -            -

Total weighted average number of               ----------   ----------   ----------
    shares of common stock and
    common stock equivalents
    outstanding                                19,280,109   12,700,142   12,700,142
                                               ==========   ==========   ==========
Earnings / (loss) per share                          1.02       (0.71)       (0.09)
                                               ==========   ==========   ==========