Form 10-Q
period 1998-06-30
SUNBASE ASIA INC
filed 1998-08-14
CIK 95626

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 1998.



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

                  Yes      X             No     ___
                          ---

As of June 30, 1998, the Company had 13,576,115 shares of common stock issued and outstanding.

                      SUNBASE ASIA , INC. AND SUBSIDIARIES
                      ------------------------------------


                                     INDEX

                                                                                      PAGE
                                                                                      ----
PART I:  FINANCIAL INFORMATION

         Item 1 -- Financial statements

                   Consolidated Condensed Balance Sheets (unaudited)
                   - December 31, 1997 and June 30, 1998                               3-4

                   Consolidated Condensed Statements of Income (unaudited)
                   - Three months and six months ended
                     June 30, 1997 and 1998                                             5

                   Consolidated Condensed Statements of Cash Flows (unaudited)
                   -Six months ended June 30, 1997 and 1998                             6

                   Notes to Consolidated Condensed Financial Statements
                   (unaudited)
                   - Three months and six months ended
                     June 30, 1997 and 1998                                            7-11

         Item 2 -- Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                      12-19

PART II: OTHER INFORMATION

         Item 6 -- Exhibits and Reports on Form 8-K                                    20

SIGNATURES                                                                             21

EXHIBIT 11     Computation of Earnings Per Common Share                               22-23

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   AS OF DECEMBER 31, 1997 AND JUNE 30, 1998
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                     12/31/97                6/30/98
                                                                 ---------------         -------------
                                                       Notes     RMB         US$         RMB       US$
                                                       -----     ---         ---         ---       ---
ASSETS
Current assets
    Cash and bank balances                                      39,343      4,740       16,974     2,045
    Deposits with a financial institution                       23,750      2,861       23,750     2,861
    Accounts receivable, net                                   480,400     57,880      434,749    52,379
    Notes receivable                                             6,190        746        4,180       504
    Inventories, net                                     4     477,217     57,496      572,926    69,027
    Other receivables                                           40,330      4,859       69,862     8,417
    Due from related companies                                 300,023     36,147      326,423    39,328
                                                             ---------   --------   ----------   -------
Total current assets                                         1,367,253    164,729    1,448,864   174,561
Fixed assets                                                   631,812     76,122      598,946    72,162
Deferred asset                                                  14,383      1,733       11,962     1,441
Long term investments                                            1,012        122        1,012       122
Goodwill                                                        10,760      1,296       10,347     1,247
                                                             ---------   --------   ----------   -------
Total assets                                                 2,025,220    244,002    2,071,131   249,533
                                                             =========   ========   ==========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short term bank loans                                      435,403     52,458      457,583    55,130
    Long term bank loans, current portion                      140,772     16,960      140,772    16,960
    Accounts payable                                           115,646     13,933      120,429    14,510
    Accrued liabilities and other payables                     131,536     15,848      144,663    17,429
    Short term obligations under capital leases                 20,441      2,463       20,682     2,492
    Short term portion of
      secured promissory note                            5      12,450      1,500       12,450     1,500
    Income tax payable                                          50,392      6,071       39,240     4,728
    Taxes other than income                                     38,972      4,696       62,137     7,486
    Due to related companies                                    18,730      2,257       29,371     3,539
    Convertible debentures                               6      95,450     11,500       95,450    11,500
                                                             ---------   --------   ----------   -------
Total current liabilities                                    1,059,792    127,686    1,122,777   135,274
Long term bank loans                                             4,005        483        4,005       483
Long term obligations under capital leases                      68,483      8,251       58,238     7,017
Long term portion of secured promissory note             5      12,450      1,500       12,450     1,500
Minority interests                                             441,490     53,192      444,055    53,500
                                                             ---------   --------   ----------   -------
                                                             1,586,220    191,112    1,641,525   197,774

                                                                   Continued/...

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
       AS OF DECEMBER 31, 1997 AND JUNE 30, 1998 (UNAUDITED) (CONTINUED)
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                       12/31/97               6/30/98
                                                                    --------------         --------------
                                                     NOTES          RMB        US$         RMB        US$
                                                     -----          ---        ---         ---        ---
Shareholders' equity:
Common Stock, par value US$ 0.001 each,
    50,000,000 shares authorized;
    13,576,115 (12,700,142 - 1997) shares issued,
    and fully paid up                                                 107        13         116         14
Preferred Stock, par value US$ 0.001 each,
    25,000,000 shares authorized;
        Convertible Preferred Stock - Series A;
        36 shares issued and outstanding                           44,533     5,365      44,533      5,365
        Convertible Preferred Stock - Series B;
        765 (6,800 - 1997) shares issued and
        outstanding                                   7            28,288     3,408       3,179        383
Contributed surplus                                               188,019    22,653     213,119     25,677
Reserves                                                           27,971     3,370      27,971      3,370
Retained earnings                                                 150,082    18,081     140,688     16,950
                                                                ---------   -------   ---------   --------
Total shareholders' equity                                        439,000    52,890     429,606     51,759
                                                                ---------   -------   ---------   --------
Total liabilities and shareholders' equity                      2,025,220   244,002   2,071,131    249,533
                                                                =========   =======   =========   ========



  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)

                                                 Six Months Ended June 30,                       Three Months Ended June 30,
                                           -------------------------------------             ---------------------------------
                                           1997            1998             1998             1997            1998         1998
                              Notes        RMB             RMB              US$              RMB             RMB          US$
                              -----        ---             ---              ---              ---             ---          ---
Net sales to
  - third parties                      269,524        238,616           28,749          131,378          146,877          17,696
  - related parties                    216,319         21,996            2,650          113,248           13,539           1,631
                                    ----------     ----------       ----------      -----------       ----------      ----------
                                       485,843        260,612           31,399          244,626          160,416          19,327

Cost of sales                       (  295,825)    (  190,417)      (   22,942)     (   148,457)      (  116,959)     (   14,091)
                                    ----------     ----------       ----------      -----------       ----------      ----------

Gross profit                           190,018         70,195            8,457           96,169           43,457           5,236

Selling, general and
    administrative expenses
   - third parties                  (   35,282)    (   28,138)      (    3,390)     (    18,733)      (   12,123)     (    1,460)
   - related parties                    24,946)    (    9,014)      (    1,086)     (    12,454)      (    8,196)     (      988)
                                    ----------     ----------       ----------      -----------       ----------      ----------
                                    (   60,228)    (   37,152)      (    4,476)     (    31,187)      (   20,319)     (    2,448)

Interest expense, net
   - third parties                  (   31,705)    (   36,176)      (    4,359)     (    16,274)      (   17,091)     (    2,059)
   - related parties                (    4,395)    (    3,587)      (      432)     (     2,149)      (    2,035)     (      246)
                                    ----------     ----------       ----------      -----------       ----------      ----------
                                    (   36,100)    (   39,763)      (    4,791)     (    18,423)      (   19,126)     (    2,305)
                                    ----------     ----------       ----------      -----------       ----------      ----------

Income before income taxes              93,690     (    6,720)      (      810)          46,559            4,012             483

Provision for income taxes:
    - Current                       (   15,723)    (      109)      (       13)     (     7,671)      (      109)     (       13)
    - Deferred                               -              -                -                -                -               -
                                    ----------     ----------       ----------      -----------       ----------      ----------

Income before minority
  interests                             77,967     (   6,829)       (      823)          38,888            3,903             470
Minority interests                  (   43,271)    (   2,565)       (      308)     (    21,110)      (    4,330)     (      521)
                                    ----------     ----------       ----------      -----------       ----------      ----------

Net income                              34,696     (    9,394)      (    1,131)          17,778       (      427)     (       51)
                                    ==========     ==========       ==========      ===========       ==========      ==========


Earnings per common share     2
 - Basic                                  2.73          (0.72)           (0.09)            1.40            (0.03)          (0.00)
                                    ==========     ==========       ==========      ===========       ==========      ==========
 - Diluted                                2.10          (0.72)           (0.09)            1.07            (0.03)          (0.00)
                                    ==========     ==========       ==========      ===========       ==========      ==========

Number of shares outstanding  2
 - Basic                            12,700,140     13,032,215       13,032,215       12,700,140       13,360,637      13,360,637
                                    ==========     ==========       ==========      ===========       ==========      ==========
 - Diluted                          19,280,140     13,032,215       13,032,215       19,280,140       13,360,637      13,360,637
                                    ==========     ==========       ==========      ===========       ==========      ==========

The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                             (Amounts in thousands)

                                                                 Six Months Ended June 30,
                                                          ----------------------------------------
                                                              1997          1998          1998
                                                              RMB            RMB           US$
                                                          ------------   -----------   -----------
Cash flows from operating activities:
Net income                                                     34,696      (  9,394)      ( 1,131)
Adjustments to reconcile income to net cash
    used in operating activities:
    Minority interests                                         43,271         2,565           308
    Depreciation                                               35,736        35,543         4,282
    Loss on disposal of fixed assets                              582             -             -
    Amortization of goodwill                                      427           413            49
    Exchange difference on secured promissory
      note and convertible debentures                        (    145)            -             -
    Amortization of present value discount
      on deferred asset                                      (    391)        2,421           292
    Amortization of deferred debenture issue expense              721             -             -
Changes in operating assets and liabilities-
(Increase) decrease in assets:
    Accounts receivable                                      ( 50,761)       45,651         5,501
    Notes receivable                                            3,833         2,010           242
    Inventories                                                23,663      ( 95,709)      (11,531)
    Other receivables                                        ( 22,704)     ( 29,532)      ( 3,558)
    Due from related companies                               (211,863)     ( 26,400)      ( 3,181)
Increase (decrease) in liabilities:
    Accounts payable                                         ( 19,731)        4,783           577
    Accrued liabilities and other payables                     60,744        13,127         1,581
    Income tax payable                                         20,699      ( 11,152)      ( 1,343)
    Taxes other than income                                    52,176        23,165         2,790
    Due to related companies                                    9,439           637            77
                                                             --------      --------       -------
Net cash used in operating activities                        ( 19,608)     ( 41,872)      ( 5,045)
                                                             --------      --------       -------

Cash flows from investing activities:
    Proceeds from disposal of fixed assets                   (    134)            -             -
    Additions to fixed assets                                ( 13,345)     (  2,677)      (   322)
                                                             --------      --------       -------
Net cash used in investing activities                        ( 13,479)     (  2,677)      (   322)
                                                             --------      --------       -------

Cash flows from financing activities:
    Net increase in bank loans                                 16,896        22,180         2,672
                                                             --------      --------       -------
    Net cash provided by financing activities                  16,896        22,180         2,672
                                                             --------      --------       -------

Net increase (decrease) in cash and cash equivalents         ( 16,191)     ( 22,369)      ( 2,695)
Cash and cash equivalents, at beginning of period              87,428        63,093         7,601
                                                             --------      --------       -------
Cash and cash equivalents, at end of period                    71,237        40,724         4,906
                                                             ========      ========       =======
Non-cash transaction:
Financing of lease arrangements                                 4,395        10,004         1,205
                                                             ========      ========       =======

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)



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

        The Company owns, through various subsidiaries and joint venture interests, a 51.4% indirect ownership in Harbin Bearing Company Limited ("Harbin Bearing"), a joint stock limited company organized under the law of the PRC. Harbin Bearing is located in Harbin, the PRC, and has been in business since 1950. Harbin Bearing manufactures a wide variety of bearings in the PRC for use in commercial, industrial and aerospace applications and are sold primary in the PRC and certain western countries, including the United States.

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

        The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, necessary to present fairly the financial position at June 30, 1998, the results of operations for the three months and six months ended June 30, 1997 and 1998, and the changes in cash flows for the six months ended June 30, 1997 and 1998. These adjustments are of a normal recurring nature.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)



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

             In 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for the three months and six months ended June 30, 1997 and 1998 have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

             The diluted loss per share for the three months and six months ended June 30, 1998 is the same as the basic loss per share as there was an anti-dilution effect which reduces the loss per share. The calculation which resulted in such an anti-dilution was based on the assumptions that the conversion rights under the Convertible Debentures had been fully exercised, at the adjusted exercise price as stated in note 6, and the redemption of preferred shares, both on January 1, 1998. On this basis, the net income calculated by adding back the interest expenses on the Convertible Debentures net of income tax is RMB 4,713 and RMB 9,426, respectively, for the three months and six months ended June 30, 1998. As a result of the aforesaid, an anti-dilution effect was resulted and therefore the diluted loss per share was the same as the basic loss per share.

             The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.


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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)


3. FOREIGN CURRENCY TRANSLATION AND EXCHANGE (continued)

             The Company's share capital is denominated in United States dollars (US$) and the reporting currency is the RMB. For financial reporting purposes, the US$ share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

             For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on June 30, 1998 of US$ 1.00 = RMB 8.30. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on June 30, 1998 or at any other certain rate on June 30, 1998

4. INVENTORIES

             Inventories consist of the following at December 31, 1997 and June 30, 1998:

                                            December 31, 1997         June 30, 1998
                                           --------------------    -------------------
                                              RMB         US$         RMB         US$
                                           --------    --------    --------    -------
Raw materials                                92,039      11,089     107,264     12,923
Work-in-progress                            141,214      17,014     170,298     20,518
Finished goods                              282,634      34,052     334,034     40,245
                                           --------    --------    --------    -------
                                            515,887      62,155     611,596     73,686
Less: Allowance for obsolescence          (  38,670)    ( 4,659)   ( 38,670)   ( 4,659)
                                           --------    --------    --------    -------

Inventories, net                            477,217      57,496     572,926     69,027
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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1997 AND 1998
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

             The Investors have the right to convert at any time, in whole or in part, the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") was initially $5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price, (f) issuance of shares at a price per share which is less than the lower of the then market price or the Conversion Price, and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ended December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such periods. Due to the Company's failure to achieve the projected cumulative audited earnings per common share of US$1.79 for the two years ended December 31, 1997, the Conversion Price has been adjusted to US$1.84 per share pursuant to the terms of the Subscription Agreement.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)


6. CONVERTIBLE DEBENTURES (continued)

             The Convertible Debentures are required to be redeemed on the Maturity Date at its principal amount outstanding together with any accrued but unpaid interest together with an amount that would enable the Investors to yield an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Convertible Debentures occur, the Convertible Debentures are automatically due and payable at the principal amount outstanding together with accrued interest and an amount that would enable the Investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default include the delisting of the shares from NASDAQ or its suspension thereof; default in performance after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money; bankruptcy, insolvency or unsatisfied judgment; failure to achieve earning per common share of at least $0.55 for fiscal years commencing January 1, 1996; and accounts receivable reaching a certain level in relationship to net sales.

             The obligations of China Bearing under the Subscription Agreement are guaranteed by the other members of the Sunbase Group.

             Due to the failure of the Company in achieving the defined earnings per common share of US $0.55 in 1997, an event of default had occurred. Although the Convertible Debentures bear an interest charge at the rate of 5% per annum, interest was being accrued at the rate of 19.75% per annum to provide for the condition of default.

7. CONVERTIBLE PREFERRED STOCK  -  SERIES  B

             During April and May 1998, the Series B Convertible Preferred stock was converted to common stock of Sunbase Asia, Inc. The shares, originally issued to the former Southwest Products Company shareholders, were converted at the rate as agreed upon in the Sunbase Asia, Inc.\Southwest Products Company purchase agreement. Although all of the Series B Convertible Preferred stock was eligible for conversion, as of June 30, 1998, not all of the Series B Convertible Preferred stock was converted.

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


RESULTS OF OPERATION

Three Months Ended June 30, 1997 and 1998:

      The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended June 30, 1997 and 1998.

                                                        Three Months Ended June 30,
                                                        ----------------------------
                                                        1997                    1998
                                                        ----                    ----
                                                   RMB         %           RMB          %
                                                   ---         -           ---          -
     Sales                                       244,626     100.0       160,416      100.0
     Cost of sales                              (148,457)    (60.7)     (116,959)     (72.9)
                                                --------     -----      --------     ------

     Gross profit                                 96,169      39.3        43,457       27.1

     Selling expenses                           (  6,115)    ( 2.5)     (  4,099)    (  2.6)
     General and administrative expenses        ( 25,072)    (10.3)     ( 16,220)    ( 10.1)
     Interest expenses                          ( 18,423)    ( 7.5)     ( 19,126)    ( 11.9)
                                                --------     -----      --------     ------

     Income before income taxes                   46,559      19.0         4,012        2.5
     Provision for income taxes                 (  7,671)    ( 3.1)     (    109)    (  0.1)
                                                --------     -----      --------     ------

     Income before minority interests             38,888      15.9         3,903        2.4
     Minority interests                         ( 21,110)    ( 8.6)     (  4,330)     ( 2.7)
                                                --------     -----      --------     ------

     Net income                                   17,778       7.3      (    427)    (  0.3)
                                                ========     =====      ========     ======

     Sales
     -----

            Sales for the three months ended June 30, 1998 decreased by RMB 84,210 or 34.4% to RMB 160,416, as compared to RMB 244,626 for the three months ended June 30, 1997. The decrease in sales was due to adverse market conditions in the PRC primarily due to the financial crisis in Asia. Moreover, stringent control on capital expenditures of PRC enterprises by the government has caused the decrease in demand and thus the sales of the Company's products, which are components of machinery and equipment. Competition within the PRC bearing industry increased in 1998 for the limited sales orders in the bearing market. In addition there were no material price increases from the prior twelvemonth period.

            Sales for Harbin Bearing for the three months ended June 30, 1998 decreased by RMB 83,955 or 36% to RMB 149,387 as compared to RMB 233,342 for the three months ended June 30, 1997. This decrease was mainly caused by the decrease in domestic demand for bearing in the PRC.


     Cost of Sales/Gross Profit
     --------------------------

            Cost of sales for the three months ended June 30, 1998 decreased to RMB 116,959 as compared to RMB 148,457 for the three months ended June 30, 1997. The cost of sales for Harbin Bearing for the three months ended June 30, 1998 and 1997 was calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for Southwest Products for the three months ended June 30, 1998 and 1997 was calculated on an actual cost basis.

            Gross profit decreased by RMB 52,712 or 54.8% for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in gross profit was mainly attributable to the decrease in sales caused by the adverse market conditions in the PRC, which led to a plunge in units of bearings produced in 1998. This resulted in production inefficiency and an under-utilization of machinery and equipment capacity causing an increase in overhead absorbed by each unit produced and thus the unit cost of goods sold. Also, there was no material change in selling prices during the two periods under review.


     Selling Expenses
     ----------------

            Selling expenses for the three months ended June 30, 1998 decreased by RMB 2,016 or 33% to RMB 4,099 as compared to RMB 6,115 for the three months ended June 30, 1997. The decrease in selling expenses was in line with the decrease in sales.

     General and Administrative Expenses
     -----------------------------------

            General and Administrative Expenses for the three months ended June 30, 1998 decreased by RMB 8,852 or 35.3% to RMB 16,220 as compared to RMB 25,072 for the three months ended June 30, 1997. Significant factors affecting the change in General and Administration Expenses between 1997 and 1998 are as follows:-

            a. A provision for management fee of RMB 5,200 was made at Harbin Bearing for the three months ended June 30, 1997. No such provision was made for the three months ended June 30, 1998.

            b. A general provision for doubtful accounts of RMB 2,000 was made at Harbin Bearing for the three months ended June 30, 1997 but none for the three months ended June 30, 1998.


     Interest Expense
     ----------------

            Interest Expense for the three months ended June 30, 1998 increased by RMB 703 or 3.8% to RMB 19,126 as compared to RMB 18,423 for the three months ended June 30, 1997. The increase in interest expense was primarily attributable to the increase in Convertible Debentures interest. The amount of Convertible Debentures interest charged for the three months ended June 30, 1998 was RMB 4,713 as compared to RMB2,864 for the three months ended June 30, 1997. The rise in Convertible Debentures interest was due to an increase in the interest accrual rate from 12% to 19.75% per annum as a result of the Company's default on a condition of the Subscription Agreement governing the Convertible Debentures.


     Net Income
     ----------

            As a result of the aforementioned factors, net income decreased by RMB 18,205 to a loss of RMB 427 for the three months ended June 30, 1998 as compared to a profit of RMB 17,778 for the three months ended June 30, 1997.

Six Months Ended June 30, 1997 and 1998:

      The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the six months ended June 30, 1997 and 1998.

                                                        Six Months Ended June 30,
                                                       ---------------------------
                                                       1997                   1998
                                                       ----                   ----
                                                  RMB         %          RMB          %
                                                  ---         -          ---          -

     Sales                                      485,843     100.0       260,612     100.0
     Cost of sales                             (295,825)    (60.9)     (190,417)    (73.1)
                                               --------     -----      --------     -----

     Gross profit                               190,018      39.1        70,195      26.9

     Selling expenses                         (  11,946)   (  2.5)     (  8,143)    ( 3.1)
     General and administrative expenses      (  48,282)   (  9.9)     ( 29,009)    (11.1)
     Interest expenses                        (  36,100)   (  7.4)     ( 39,763)    (15.3)
                                               --------     -----      --------     -----

     Income before income taxes                  93,690      19.3      (  6,720)    ( 2.6)
     Provision for income taxes               (  15,723)   (  3.2)     (    109)        0
                                               --------     -----      --------     -----

     Income before minority interests            77,967      16.1      (  6,829)    ( 2.6)
     Minority interests                       (  43,271)   (  8.9)     (  2,565)    ( 1.0)
                                               --------     -----      --------     -----

     Net income                                  34,696       7.2      (  9,394)    ( 3.6)
                                               ========     =====      ========     =====

     Sales
     -----

              Sales for the six months ended June 30, 1998 decreased by RMB 225,231 or 46.4% to RMB 260,612 as compared to RMB 485,843 for the six months ended June 30, 1997. The decrease in sales was due to adverse market conditions in the PRC primarily due to the financial crisis in Asia. Moreover, stringent control on capital expenditure of PRC enterprises by the government has caused the decrease in demand and thus the sales of the Company's products, which are components of machinery and equipment. Competition within the PRC bearing industry increased in 1998 for the limited sales orders in the bearing market. In addition there were no material price increases from the prior twelvemonth period.

              Sales for Harbin Bearing for the six months ended June 30, 1998 decreased by RMB 225,250 or 48.5% to RMB 239,171 as compared to RMB 464,421 for the six months ended June 30, 1997. This decrease was mainly caused by the decrease in domestic demand for bearing in the PRC.


     Cost of Sales/Gross Profit
     --------------------------

            Cost of sales for the six months ended June 30, 1998 decreased to RMB 190,417 as compared to RMB 295,825 for the six months ended June 30, 1997. The cost of sales for Harbin Bearing for the six months ended June 30, 1998 and 1997 was calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for Southwest Products for the six months ended June 30, 1998 and 1997 was calculated on an actual cost basis.

            Gross profit decreased by RMB 119,823 or 63.1% for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in gross profit was mainly attributable to the decrease in sales caused by the adverse market conditions in the PRC, which led to a plunge in units of bearings produced in 1998. This resulted in production inefficiency and an under-utilization of machinery and equipment capacity causing an increase in overhead absorbed by each unit produced and thus the unit cost of goods sold. Also, there was no material change in selling prices during the two periods under review.


     Selling Expenses
     ----------------

            Selling expenses for the six months ended June 30, 1998 decreased by RMB 3,803 or 31.8% to RMB 8,143 as compared to RMB 11,946 for the six months ended June 30, 1997. As a result of the decrease in sales in 1998, there was a drop in royalty and government taxes. The government tax and royalty charged for the six months ended June 30, 1998 was RMB 1,482 and RMB 1,196 as compared to RMB 5,660 and RMB 2,322 for the six months ended 30 June 1997.


     General and Administrative Expenses
     -----------------------------------

            General and Administrative Expenses for the six months ended June 30, 1998 decreased by RMB 19,273 or 39.9% to RMB 29,009 as compared to RMB 48,282 for the six months ended June 30, 1997. General and administrative expenses as a percentage of sales increased from 9.9% in 1997 to 11.1% in 1998. Significant factors affecting the change in general and administrative expenses between 1997 and 1998 are as follows:

            a. A provision for management fees of RMB 10,532 was made at Harbin Bearing for the six months ended June 30, 1997. No such provision was made for the six months ended June 30, 1998.

            b. A general provision for doubtful accounts of RMB 2,000 was made at Harbin Bearing for the six months ended June 30, 1997. No such provision was made for the six months ended June 30, 1998.

            c. A decrease in staff costs of RMB 1,385 associated with the U.S. engineering program at Harbin Bearing, which only incurred in the six months ended June 30, 1997.

            d. A management fee payable to Sunbase International of RMB 2,281 for the six months ended June 30, 1997 where no such fee was paid during the six months ended June 30, 1998. This management fee was for rent, utilities, and other administrative costs born by the parent.

            e. A decrease in property tax of RMB 1,062 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

            f. A decrease in administrative staff costs by RMB 1,647 as a result of increased compensation paid to workers in the six months ended June 30, 1997. No such compensation was made during the six months ended June 30, 1998.

     Interest Expense
     ----------------

            Interest Expense for the six months ended June 30, 1998 increased by RMB 3,663 or 10.1% to RMB 39,763 as compared to RMB 36,100 for the six months ended June 30, 1997. The increase in interest expense was primarily attributable to the increase in Convertible Debentures interest. The amount of Convertible Debentures interest charged for the six months ended June 30, 1998 was RMB 9,426 as compared to RMB 5,728 for the six months ended June 30, 1997. The rise in Convertible Debentures interest was due to an increase in the interest accrual rate from 12% to 19.75% per annum as a result of the Company's default on a condition of the Subscription Agreement governing the Convertible Debentures.

     Net Income
     ----------

            As a result of the aforementioned factors, net income decreased by RMB 44,090 to a loss of RMB 9,394 for the six months ended June 30, 1998 as compared to a net income RMB 34,696 for the six months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

      For the six months ended June 30, 1998, the Company's operations utilized cash resources of RMB 41,872 as compared to RMB 19,608 for the six months ended June 30, 1997. The Company's net working capital increased by RMB 18,626 at June 30, 1998 to RMB 326,087 as compared to RMB 307,461 at December 31, 1997, and the Company's current ratio at June 30, 1998 was 1.29:1 as compared to 1.29:1 at December 31, 1997 and 1.52:1 at June 30, 1997.

      Accounts receivable decreased by RMB 45,651 or 9.5% to RMB 434,749 at June
30, 1998, as compared to RMB 480,400 at December 31, 1997.    Due from related
companies increased by RMB 26,400 during the six months ended June 30, 1998.
The net decrease was mainly due to tight control in credit review procedures by limiting sales to customers where collectability was uncertain in the period.


INVESTING ACTIVITIES

      Capital expenditures for the six months ended June 30, 1998 of RMB 2,677 consisted of costs relating to the renovation of existing facilities and equipment, and were financed by internally generated funds, as well as short-term and long-term bank loans. There are no other material capital expenditures expected in the near future.


FINANCING ACTIVITIES

          The Company has historically relied on both long and short term bank loans from Chinese banks to support its operating and capital requirements. Short term bank loans have terms ranging from three months to six months, are utilized to finance both operating and capital requirements, and are renewed on a revolving basis. Long term bank loans are utilized to fund capital expansion projects. During the six months ended June 30, 1998, the net increase in bank loans (after deducting repayment) was RMB 22,180. The Company believes that it will be able to continue to maintain and expand its bank borrowings under existing terms and conditions.

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

        The Investors have the right to convert at any time, in whole or any part, the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") was initially $5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price,
(f) issuance of shares at a price per share which is less than the lower of the then market price or the Conversion Price, and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ended December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such period. Due to the Company's failure to achieve the projected cumulative audited earnings per common share of US$1.79 for the two years ended December 31, 1997, the Conversion Price has been adjusted to US$1.84 per share pursuant to the terms of the Subscription Agreement.

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

        Due to the failure of the Company in achieving the defined earnings per common share of U.S. $0.55 in 1997, an event of default had occurred. Although the Convertible Debentures bear an interest charge at the rate of 5% per annum, interest was being accrued at the rate of 19.75% per annum to provide for the condition of the default.

        In view of the inadequate funding position of the Company and the guarantors to meet with an immediate redemption of the Convertible Debentures, the Company has conducted negotiations with the Investors in rescheduling the redemption payment. The Company believes that a workable solution could be made with the Investors in due course. No assurance can be given that such negotiations will result in a resolution that is favorable to the Company.

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

INFLATION AND CURRENCY MATTERS

      In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the six months ended June 30, 1998, the general inflation rate in the PRC was under control and was below 10% on an average basis. Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

      The Company continually monitors the effects of inflation. In view of the change in market conditions and increased competition, the Company may be unable to shift a portion of the inflated costs to the customers. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1997 and 1998. The major impact of inflation was on labor cost due to increases in employees wages. However, the Company has generally managed to offset the effects of inflation through improved operational efficiency.

      Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

      The Company conducts most of its business in the PRC and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the US$, and could have a material adverse effect upon the results of operations and financial position of the Company. Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$
1.00 to RMB 8.65 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32
at December 31, 1995, RMB 8.3 at December 31, 1996, RMB 8.3 for December 31, 1997 and June 30, 1998.

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

             Three months ended June 30, 1998: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Sunbase Asia, Inc.
                                ------------------
                                (Registrant)



Date:  August 12, 1998     By:  /s/ William McKay
                                -----------------
                                William McKay
                                Chief Executive Officer and
                                President
                                (Duly Authorized Officer)


Date:  August 12, 1998     By:  /s/ (Roger) Li Yuen Fai
                                -----------------------
                                (Roger) Li Yuen Fai
                                Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)