Form 10-Q
period 1998-09-30
SUNBASE ASIA INC
filed 1998-11-19
CIK 95626

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 1998.



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to __________

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

                  Yes      X             No
                          ---                   ___

As of September 30, 1998, the Company had 13,576,116 shares of common stock issued and outstanding.

                     SUNBASE ASIA , INC. AND SUBSIDIARIES
                     ------------------------------------


                                     INDEX


                                                                                           Page
                                                                                           ----
PART I:  FINANCIAL INFORMATION

         Item 1  --  Financial statements
                     Consolidated Condensed Balance Sheets (unaudited)
                     - December 31, 1997 and September 30, 1998                             3-4

                     Consolidated Condensed Statements of Income (unaudited)
                     - Three months and nine months ended
                     September 30, 1997 and 1998                                              5

                     Consolidated Condensed Statements of Cash Flows (unaudited)
                     -Nine months ended September 30, 1997 and 1998                           6

                     Notes to Consolidated Condensed Financial Statements
                     (unaudited)
                     - Three months and nine months ended
                     September 30, 1997 and 1998                                           7-12

         Item 2  --  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                        13-21

         Item 3  --  Factors that may Affect Future Results                               22-23

PART II: OTHER INFORMATION

         Item 6  --  Exhibits and Reports on Form 8-K                                        24

SIGNATURES                                                                                   25

EXHIBIT 11        Computation of Earnings Per Common Share                                26-27


PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                   12/31/97              9/30/98
                                                             --------------------   --------------------
                                                     Notes      RMB         US$        RMB         US$
                                                     -----      ---         ---        ---         ---
ASSETS
Current assets
    Cash and bank balances                                     39,343      4,740      15,503     1,868
    Deposits with a financial institution                      23,750      2,861           -         -
    Accounts receivable, net                                  480,400     57,880     459,611    55,375
    Notes receivable                                            6,190        746       1,085       131
    Inventories, net                                     4    477,217     57,496     630,252    75,934
    Other receivables                                          40,330      4,859      82,960     9,995
    Due from related companies                                300,023     36,147     316,090    38,083
                                                            ---------   --------  ----------   -------
Total current assets                                        1,367,253    164,729   1,505,501   181,386
Fixed assets                                                  631,812     76,122     585,691    70,565
Deferred asset                                                 14,383      1,733      12,152     1,464
Long term investments                                           1,012        122       1,012       122
Goodwill                                                       10,760      1,296      10,135     1,221
                                                            ---------   --------  ----------   -------
Total assets                                                2,025,220    244,002   2,114,491   254,758
                                                            =========   ========  ==========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short term bank loans                                     435,403     52,458     452,953    54,573
    Long term bank loans, current portion                     140,772     16,960     140,772    16,960
    Accounts payable                                          115,646     13,933     145,453    17,524
    Accrued liabilities and other payables                    131,536     15,848     212,251    25,572
    Short term obligations under capital leases                20,441      2,463      20,806     2,507
    Short term portion of
      secured promissory note                            5     12,450      1,500      24,900     3,000
    Income tax payable                                         50,392      6,071      39,104     4,711
    Taxes other than income                                    38,972      4,696      65,288     7,866
    Due to related companies                                   18,730      2,257      22,292     2,686
    Convertible debentures                               6     95,450     11,500      95,450    11,500
                                                            ---------   --------  ----------   -------
Total current liabilities                                   1,059,792    127,686   1,219,269   146,899
Long term bank loans                                            4,005        483       4,005       483
Long term obligations under capital leases                     68,483      8,251      52,949     6,380
Long term portion of secured promissory note             5     12,450      1,500           -         -
Minority interests                                            441,490     53,192     429,360    51,730
                                                            ---------   --------  ----------   -------
                                                            1,586,220    191,112   1,705,583   205,492

                                                                   Continued/...

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
     AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1998 (UNAUDITED) (CONTINUED)
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                                12/31/97                  9/30/98
                                                             ---------------          --------------
                                                             RMB         US$          RMB        US$
                                                             ---         ---          ---        ---
Shareholders' equity:
Common Stock, par value US$ 0.001 each,
   50,000,000 shares authorized;
   13,576,116 (12,700,142 - 1997) shares issued,
   and fully paid up                                         107          13           116        14
Preferred Stock, par value US$ 0.001 each,
   25,000,000 shares authorized;
        Convertible Preferred Stock - Series A;
        36 shares issued and outstanding                  44,533       5,365        44,533     5,365
        Convertible Preferred Stock - Series B;
        765 (6,800 - 1997) shares issued and
        outstanding                                   7   28,288       3,408         3,179       383
Contributed surplus                                      188,019      22,653       213,119    25,677
Reserves                                                  27,971       3,370        27,971     3,370
Retained earnings                                        150,082      18,081       119,990    14,457
                                                       ---------    --------    ----------   -------
Total shareholders' equity                               439,000      52,890       408,908    49,266
                                                       ---------    --------    ----------   -------
Total liabilities and shareholders' equity             2,025,220     244,002     2,114,491   254,758
                                                       =========    ========    ==========   =======



  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data)


                                         Nine Months Ended September 30,                     Three Months Ended September 30,
                                      ---------------------------------------             --------------------------------------
                                      1997             1998             1998              1997             1998             1998
                        Notes         RMB              RMB               US               $RMB             RMB              US$
                        -----         ----             ----             -----             ----             -----            ----
Net sales to
  - third parties                     427,571          346,675            41,768          158,047          108,059          13,019
  - related parties                   219,095           31,958             3,850            2,776            9,962           1,200
                                   ----------       ----------        ----------       ----------       ----------      ----------
                                      646,666          378,633            45,618          160,823          118,021          14,219
Cost of sales                        (394,097)        (276,254)          (33,284)         (98,272)         (85,837)        (10,342)
                                   ----------       ----------        ----------       ----------       ----------      ----------
Gross profit                          252,569          102,379            12,334           62,551           32,184           3,877
Selling, general and
    administrative expenses
   - third parties                    (49,614)         (66,970)           (8,069)         (14,332)         (38,832)         (4,679)

   - related parties                  (33,693)         (15,341)           (1,848)          (8,747)          (6,327)           (762)
                                   ----------       ----------        ----------       ----------       ----------      ----------
                                      (83,307)         (82,311)           (9,917)         (23,079)         (45,159)         (5,441)
Interest expense, net
   - third parties                    (43,431)         (56,463)           (6,802)         (11,726)         (20,287)         (2,444)

   - related parties                   (6,446)          (5,220)             (629)          (2,051)          (1,633)           (196)
                                   ----------       ----------        ----------       ----------       ----------      ----------
                                      (49,877)         (61,683)           (7,431)         (13,777)         (21,920)         (2,640)
                                   ----------       ----------        ----------       ----------       ----------      ----------

Income/(Loss)before income
 taxes                                119,385          (41,615)           (5,014)          25,695          (34,895)         (4,204)


Provision for income taxes:
    - Current                         (19,885)            (607)              (73)          (4,162)            (498)            (60)
    - Deferred                             -                -                 -                -                -               -
                                   ----------       ----------        ----------       ----------       ----------      ----------

Income/(Loss) before
    minority interests                 99,500          (42,222)           (5,087)          21,533          (35,393)         (4,264)

Minority interests                    (54,728)          12,130             1,461          (11,457)          14,695           1,769
                                   ----------       ----------        ----------       ----------       ----------      ----------
Net income/(loss)                      44,772          (30,092)           (3,626)          10,076          (20,698)         (2,495)
                                   ==========       ==========        ==========       ==========       ==========      ==========

Earnings per common share      2
 - Basic                                 3.53            (2.28)            (0.27)            0.79            (1.53)          (0.18)
                                   ==========       ==========        ==========       ==========       ==========      ==========
 - Diluted                               2.77            (2.28)            (0.27)            0.67            (1.53)          (0.18)
                                   ==========       ==========        ==========       ==========       ==========      ==========

Number of shares outstanding   2
 - Basic                           12,700,141       13,215,509        13,215,509       12,700,141       13,576,116      13,576,116
                                   ==========       ==========        ==========       ==========       ==========      ==========
 - Diluted                         19,280,141       13,215,509        13,215,509       19,280,141       13,576,116      13,576,116
                                   ==========       ==========        ==========       ==========       ==========      ==========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                             (Amounts in thousands)

                                                                       Nine Months Ended September 30,
                                                                      ---------------------------------
                                                                      1997          1998          1998
                                                                      RMB            RMB           US$
                                                                      ----          -----         -----
Cash flows from operating activities:
Net income (loss)                                                    44,772       (30,092)       (3,626)
Adjustments to reconcile income to net cash
    used in operating activities:
    Minority interests                                               54,728       (12,130)       (1,462)
    Depreciation                                                     53,170        48,798         5,879
    Loss on disposal of fixed assets                                    582             -             -
    Amortization of goodwill                                            633           625            75
    Exchange difference on secured promissory
      note and convertible debentures                                  (145)            -             -
    Amortization of present value discount on deferred asset           (587)        2,231           269
    Amortization of deferred debenture issue expense                  1,021             -             -
Changes in operating assets and liabilities-
(Increase) decrease in assets:
    Accounts receivable                                             (64,070)       20,789         2,505
    Notes receivable                                                  8,747         5,105           615
    Inventories                                                     (12,832)     (153,035)      (18,438)
    Other receivables                                               (27,112)      (42,630)       (5,136)
    Receivable from disposal of an investment                        13,419             -             -
    Due from related companies                                     (200,012)      (16,067)       (1,936)
Increase (decrease) in liabilities
    Accounts payable                                                (26,653)       29,807         3,593
    Accrued liabilities and other payables                           44,573        80,715         9,724
    Secured Promissory Note                                               -        12,450         1,500
    Income tax payable                                               25,696       (11,288)       (1,360)
    Taxes other than income                                          56,760        26,316         3,170
    Due to related companies                                          6,100       (11,607)       (1,398)
                                                                   --------      --------      --------
Net cash used in operating activities                               (21,210)      (50,013)       (6,026)
                                                                   --------      --------      --------

Cash flows from investing activities:
    Proceeds from disposal of fixed assets                             (134)            -             -
    Additions to fixed assets                                       (35,147)       (2,677)         (322)
                                                                   --------      --------      --------
Net cash used in investing activities                               (35,281)       (2,677)         (322)
                                                                   --------      --------      --------

Cash flows from financing activities:
    Net increase in bank loans                                       19,329        17,550         2,115
    Secured Promissory Note                                               -       (12,450)       (1,500)
                                                                   --------      --------      --------
Net cash provided by financing activities                            19,329         5,100           615
                                                                   --------      --------      --------

Net decrease in cash and cash equivalents                           (37,162)      (47,590)       (5,733)
Cash and cash equivalents, at beginning of period                    87,428        63,093         7,601
                                                                   --------      --------      --------
Cash and cash equivalents, at end of period                          50,266        15,503         1,868
                                                                   ========      ========      ========
Non-cash transaction:
Financing of lease arrangements                                       6,446        15,169         1,827
                                                                   ========      ========      ========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1997 AND 1998
      (Amounts in thousands, except number of shares and per share data)


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

            The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, necessary to present fairly the financial position at September 30, 1998, the results of operations for the three months and nine months ended September 30, 1997 and 1998, and the changes in cash flows for the nine months ended September 30, 1997 and 1998. These adjustments are of a normal recurring nature.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1997 AND 1998
      (Amounts in thousands, except number of shares and per share data)


2. BASIS OF PRESENTATION (continued)

            The consolidated balance sheet as of December 31, 1997, is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Companys Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission.

            In 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for the three months and nine months ended September 30, 1997 and 1998 have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

            The diluted loss per share for the three months and nine months ended September 30, 1998 is the same as the basic loss per share as there was an anti-dilution effect, which reduces the loss per share. The calculation which resulted in such an anti-dilution was based on the assumptions that the conversion rights under the Convertible Debentures had been fully exercised, at the adjusted exercise price as stated in note 6, and the redemption of preferred shares, both on January 1, 1998. On this basis, the net income calculated by adding back the interest expenses on the Convertible Debentures net of income tax is RMB 4,713 and RMB 14,139 respectively, for the three months and nine months ended September 30, 1998. As a result of the aforesaid, an anti-dilution effect was resulted and therefore the diluted loss per share was the same as the basic loss per share.

            The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.


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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1997 AND 1998
      (Amounts in thousands, except number of shares and per share data)


3. FOREIGN CURRENCY TRANSLATION AND EXCHANGE (continued)

            The Company's share capital is denominated in United States dollars (US$) and the reporting currency is the RMB. For financial reporting purposes, the US$ share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

            For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on September 30, 1998 of US$ 1.00 = RMB
   8.30. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on September 30, 1998 or at any other certain rate on September 30, 1998.


4. INVENTORIES

            Inventories consist of the following at December 31, 1997 and September 30, 1998:

                                                  December 31, 1997      September 30, 1998
                                                  -----------------      ------------------
RMB                                                RMB         US$         RMB         US$
-----------------------------------                ---         ---         ---         ---
Raw materials                                     92,039      11,089      117,472      14,153
Work-in-progress                                 141,214      17,014      186,097      22,422
Finished goods                                   282,634      34,052      365,353      44,018
                                                --------    --------     --------     -------
                                                 515,887      62,155      668,922      80,593
Less: Allowance for obsolescence                 (38,670)     (4,659)     (38,670)     (4,659)
                                                --------    --------     --------     -------
Inventories, net                                 477,217      57,496      630,252      75,934
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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1997 AND 1998
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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1997 AND 1998
      (Amounts in thousands, except number of shares and per share data)


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

         Pursuant to a Settlement Agreement, dated October 16, 1998,(the "Settlement Agreement") among China Bearing, Asean Capital Limited, China International Bearing Holdings Limited, the Company, Southwest Products (collectively, the "Default Parties") and the Investors, the Investors have agreed not to demand the immediate repayment of the Convertible Debentures and accrued interest. from the Default Parties for the event of default under the Subscription Agreement.

         Under the Settlement Agreement, the Convertible Debentures, together with accrued interest at a simple interest rate of 12.375% per annum until July 22, 1998 less interest paid, have been restructured into a debt at a principal amount of US$13,173,490. The debt, which carries a simple interest rate of 10% per annum, shall be repaid, according to the repayment schedule stipulated in the Settlement Agreement, over a period of three years ending on July 23, 2001. In connection with the Settlement Agreement, the Company has agreed to issue to the Investors 466,667 shares of common stock with a three-year legend. In addition, the Default Parties jointly and severally undertake that 50% of any public market funds raised by the Company or its subsidiaries shall be applied immediately towards discharging the then outstanding debt and interest accrued thereon.

         The obligations of China Bearing under the Settlement Agreement are guaranteed by other members of the Sunbase Group.

7.  CONVERTIBLE PREFERRED STOCK  -  SERIES  B

       During April and May 1998, the Series B Convertible Preferred stock was converted to common stock of Sunbase Asia, Inc. The shares, originally issued to the former Southwest Products Company shareholders, were converted at the rate as agreed upon in the Sunbase Asia, Inc.\Southwest Products Company purchase agreement. Although all of the Series B Convertible Preferred stock was eligible for conversion, as of September 30, 1998, not all of the Series B Convertible Preferred stock was converted.

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


RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998:

         The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended September 30, 1997 and 1998.

                                                       Three Months Ended September 30,
                                                 -------------------------------------------
                                                      1997                     1998
                                                      ----                     ----
                                                   RMB         %            RMB         %
                                                   ---        ---           ---        ---
     Sales                                       160,823     100.0        118,021     100.0
     Cost of sales                               (98,272)    (61.1)       (85,837)    (72.7)
                                                 -------     -----       --------     -----

     Gross profit                                 62,551      38.9         32,184      27.3

     Selling expenses                            ( 4,619)     (2.9)        (2,773)     (2.3)
     General and administrative expenses         (18,460)    (11.5)       (42,386)    (35.9)
     Interest expenses                           (13,777)     (8.6)       (21,920)    (18.6)
                                                 -------     -----       --------     -----

     Income before income taxes                   25,695      15.9        (34,895)    (29.5)
     Provision for income taxes                   (4,162)     (2.6)          (498)     (0.4)
                                                 -------     -----       --------     -----

     Income before minority interests             21,533      13.3        (35,393)    (29.9)
     Minority interests                          (11,457)     (7.1)        14,695      12.4
                                                 -------     -----       --------     -----

     Net income/(loss)                            10,076       6.2        (20,698)    (17.5)
                                                 =======     =====       ========     =====

Sales
-----

         Sales for the three months ended September 30, 1998 decreased by RMB 42,802 or 26.6% to RMB 118,021 as compared to RMB 160,823 for the three months ended September 30, 1997. The decrease in sales was due to adverse market conditions in the PRC primarily due to the financial crisis in Asia. Moreover, stringent control on capital expenditures of PRC enterprises by the government has caused the decrease in demand and thus the sales of the Company's products, which are components of machinery and equipment. Competition within the PRC bearing industry increased in 1998 for the limited sales orders in the bearing market. In addition, there were no material price increases from the prior twelve-month period.

         Sales for Harbin Bearing for the three months ended September 30, 1998 decreased by RMB 41,525 or 27.9% to RMB 107,183 as compared to RMB 148,708 for the three months ended September 30, 1997. The decrease was mainly caused by the decrease in domestic demand for bearings in the PRC.


Cost of Sales/Gross Profit
--------------------------

         Cost of sales for the three months ended September 30, 1998 decreased to RMB 85,837 as compared to RMB 98,272 for the three months ended September 30, 1997. The cost of sales for Harbin Bearing for the three months ended September 30, 1998 and 1997 was calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for Southwest Products for the three months ended September 30, 1998 and 1997 was calculated on an actual cost basis.

         Gross profit decreased by RMB 30,367 or 48.5% to RMB 32,184 for the three months ended September 30, 1998 as compared to RMB 62,551 for the three months ended September 30, 1997. The decrease in gross profit was mainly attributable to the decrease in sales caused by the adverse market conditions in the PRC, which led to a plunge in units of bearings produced in 1998. This resulted in production inefficiency and an under-utilization of machinery and equipment capacity causing an increase in overhead absorbed by each unit produced and thus the unit cost of goods sold. Also, there was no material change in selling prices during the two periods under review.


Selling Expenses
----------------

         Selling Expenses for the three months ended September 30, 1998 decreased by RMB 1,846 or 40% to RMB 2,773 as compared to RMB 4,619 for the three months ended September 30, 1997. The decrease in selling expenses was due to the decrease in sales.


General and Administrative Expenses
-----------------------------------

         General and Administrative Expenses for the three months ended September 30, 1998 increased by RMB 23,926 or 129.6% to RMB 42,386 as compared to RMB 18,460 for the three months ended September 30, 1997. The significant increase in general and administrative expenses was caused by a specific provision made for deposits with a Chinese financial institution, in the amount of RMB 23,750, during the period ended September 30, 1998. The provision was required due to liquidity problems of the Chinese financial institution. The Company considers that the possibility of recovering the deposits is remote and therefore, the full amount of RMB 23,750 was reserved for.

Interest Expense
----------------

         Interest Expense for the three months ended September 30, 1998 increased by RMB 8,143 or 59.1% to RMB 21,920 as compared to RMB 13,777 for the three months ended September 30, 1997. The increase in interest expense was primarily attributable to the increase in Convertible Debentures interest and the increase in average bank loans during the period. The rise in Convertible Debentures interest was due to an increase in the interest accrual rate from 12% to 19.75% per annum as a result of the Company's default on a condition of the Subscription Agreement governing the Convertible Debentures.

         Had the Settlement Agreement mentioned in Note 6 been executed, the interest expense for the three months ended September 30, 1998 and 1997 would have decreased by RMB 1,865 and increased by RMB 89, respectively.

Net Income
----------

         As a result of the aforementioned factors, net income decreased by RMB 30,774 or 305% to a loss of RMB 20,698 for the three months ended September 30, 1998 as compared to a net income of RMB 10,076 for the three months ended September 30, 1997.

         Had the Settlement Agreement mentioned in Note 6 been executed, the net loss for the three months ended September 30, 1998 and the net income for the three months ended September 30, 1997 would have been adjusted to RMB 18,833 and RMB 9,987, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998:

         The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the nine months ended September 30, 1997 and 1998.

                                                           Nine Months Ended September 30,
                                                     -------------------------------------------
                                                            1997                   1998
                                                            ----                   ----
                                                       RMB          %          RMB         %
                                                       ---         ---         ---        ---

     Sales                                            646,666     100.0      378,633      100.0
     Cost of sales                                   (394,097)    (60.9)    (276,254)     (73.0)
                                                     --------     -----     --------     ------

     Gross profit                                     252,569      39.1      102,379       27.0

     Selling expenses                                 (16,565)     (2.6)     (10,915)      (2.9)
     General and administrative expenses              (66,742)    (10.3)     (71,396)     (18.9)
     Interest expenses                                (49,877)     (7.7)     (61,683)     (16.3)
                                                     --------     -----     --------     ------

     Income (loss)/before income taxes                119,385      18.5      (41,615)     (11.1)
     Provision for income taxes                       (19,885)     (3.1)        (607)        (0)
                                                     --------     -----     --------     ------

     Income (loss)/before minority interests           99,500      15.4      (42,222)     (11.1)
     Minority interests                               (54,728)     (8.5)      12,130        3.2
                                                     --------     -----     --------     ------

     Net income/(loss)                                 44,772       6.9      (30,092)      (7.9)
                                                     ========     =====     ========     ======

Sales
-----

         Sales for the nine months ended September 30, 1998 decreased by RMB 268,033 or 41.4% to RMB 378,633 as compared to RMB 646,666 for the nine months ended September 30, 1997. The decrease in sales was due to adverse market conditions in the PRC primarily due to the financial crisis in Asia. Moreover, stringent control on capital expenditure of PRC enterprises by the government has caused the decrease in demand and thus the sales of the Company's products, which are components of machinery and equipment. Competition within the PRC bearing industry increased in 1998 for the limited sales orders in the bearing market. In addition there were no material price increases from the prior twelve-month period.

         Sales for Harbin Bearing for the nine months ended September 30, 1998 decreased by RMB 266,776 or 43.5% to RMB 346,354 as compared to RMB 613,130 for the nine months ended September 30, 1997. This decrease was mainly caused by the decrease in domestic demand for bearings in the PRC.


Cost of Sales/Gross Profit
--------------------------

         Cost of sales for the nine months ended September 30, 1998 decreased to RMB 276,254 as compared to RMB 394,097 for the nine months ended September 30, 1997. The cost of sales for Harbin Bearing for the nine months ended September 30, 1998 and 1997 was calculated using the gross profit method by reference to average annual gross profit ratios. The cost of sales for Southwest Products for the nine months ended September 30, 1998 and 1997 was calculated on an actual cost basis.

         Gross profit decreased by RMB 150,190 or 59.5% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in gross profit was mainly attributable to the decrease in sales caused by the adverse market conditions in the PRC, which led to a plunge in units of bearings produced in 1998. This resulted in production inefficiency and an under-utilization of machinery and equipment capacity causing an increase in overhead absorbed by each unit produced and thus the unit cost of goods sold. Also, there was no material change in selling prices during the two periods under review.


Selling Expenses
----------------

         Selling Expenses for the nine months ended September 30, 1997 decreased by RMB 5,650 or 34.1% to RMB 10,915 as compared to RMB 16,565 for the nine months ended September 30, 1997. The significant factors affecting the change in selling expenses between the nine months ended September 30, 1998 and 1997 were as follows:

         a. A decrease in royalty paid of RMB 1,333 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

         b. A decrease in government tax paid of RMB 2,885 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.


General and Administrative Expenses
-----------------------------------

         General and Administrative Expenses for the nine months ended September 30, 1998 increased by RMB 4,654 or 7% to RMB 71,396 as compared to RMB 66,742 for the nine months ended September 30, 1997. The significant factors affecting the change in general and administration expenses between the nine months ended September 30, 1998 and 1997 were as follows:

         a. A provision for management fees of RMB 15,790 was made at Harbin Bearing for the nine months ended September 30, 1997. No such provision was made for the nine months ended September 30, 1998.

         b. A general provision for doubtful accounts of RMB 2,000 was made at Harbin Bearing for the nine months ended September 30, 1997. No such provision was made for the nine months ended September 30, 1998.

         c. A decrease in staff costs of RMB 1,385 associated with the U.S. engineering program at Harbin Bearing. These Expenses were discontinued in the third quarter of 1997.

         d. A specific provision was made for deposits with a Chinese financial institution in the amount of RMB 23,750 during the period ended September 30, 1998. The provision was required due to liquidity problems of the financial institution. The Company considers the possibility of recovering the deposits is remote and therefore, the full amount of RMB 23,750 was reserved for.


Interest Expense
----------------

         Interest Expense for the nine months ended September 30, 1998 increased by RMB 11,806 or 23.7% to RMB 61,683 as compared to RMB 49,877 for the nine months ended September 30, 1997. The increase in interest expense was primarily attributable to the increase in Convertible Debentures interest and the increase in average bank loans during the period. The rise in Convertible Debentures interest was due to an increase in the interest accrual rate from 12% to 19.75% per annum as a result of the Company's default on a condition of the Subscription Agreement governing the Convertible Debentures.

         Had the Settlement Agreement mentioned in Note 6 been executed, the interest expense for the nine months ended September 30, 1998 and 1997 would have decreased by RMB 5,385 and increased by RMB 267, respectively.


Net Income
----------

         As a result of the aforementioned factors, net income decreased by RMB 74,864 or 167% to a net loss of RMB 30,092 for the nine months ended September 30, 1998 as compared to a net income of RMB 44,772 for the nine months ended September 30, 1997.

         Had the Settlement Agreement mentioned in Note 6 been executed, the net loss for the nine months ended September 30, 1998 and the net income for the nine months ended September 30, 1997 would have been adjusted to RMB 24,707 and RMB 44,505, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         For the nine months ended September 30, 1998, the Company's operations utilized cash resources of RMB 50,013 as compared to RMB 21,210 utilized for the nine months ended September 30, 1997. The Company's net working capital decreased by RMB 21,229 at September 30, 1998 to RMB 286,232 as compared to RMB 307,461 at December 31, 1997 and the Company's current ratio at September 30, 1998 was 1.23:1 as compared to 1.29:1 at December 31, 1997 and 1.54:1 at September 30, 1997.

         Accounts receivable decreased by RMB 20,789 or 4.3% to RMB 459,611 at September 30, 1998, as compared to RMB 480,400 at December 31, 1997. Due from related companies increased by RMB 16,067 during the nine months ended September 30, 1998. The net decrease was mainly due to tight control in credit and review procedures by limiting sales to customers where collectability was uncertain in the period.

INVESTING ACTIVITIES

         Capital expenditures for the nine months ended September 30, 1998 of RMB 2,677 related to renovation of existing facilities and equipment and were financed by internally generated funds, as well as short-term and long-term bank loans. There are no other material capital expenditures expected in the near future.

FINANCING ACTIVITIES

         The Company has historically relied on both long and short term bank loans from Chinese banks to support its operating and capital requirements. Short-term bank loans have terms ranging from three months to six months, are utilized to finance both operating and capital requirements, and are renewed on a revolving basis. Long-term bank loans are utilized to fund capital expansion projects. During the nine months ended September 30, 1998, the net increase in bank loans (after deducting repayment) was RMB 17,550.

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

         Pursuant to a Settlement Agreement, dated October 16, 1998, (the "Settlement Agreement") among China Bearing, Asean Capital Limited, China International Bearing Holdings Limited, the Company, Southwest Products (collectively, the "Default Parties"), and the Investors, the Investors have agreed not to demand the immediate repayment of the Convertible Debentures and accrued interest from the Default Parties for the event of default under the Subscription Agreement.

         Under the Settlement Agreement, the Convertible Debentures, together with accrued interest at a simple interest rate of 12.375% per annum until July 22, 1998 less interest paid, have been restructured into a debt at a principal amount of US$13,173,490. The debt, which carries a simple interest rate of 10% per annum, shall be repaid according to the repayment schedule stipulated in the Settlement Agreement over a period of three years ending on July 23, 2001. In connection with the Settlement Agreement, the Company has agreed to issue to the Investors 466,667 shares of common stock with a three-year legend. In addition, the Default Parties jointly and severally undertake that 50% of any public market funds raised by the Company or its subsidiaries shall be applied immediately towards discharging the then outstanding debt and interest accrued thereon.

         The obligations of China Bearing under the Settlement Agreement are guaranteed by other members of the Sunbase Group.


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

         The Company anticipates that its cash flows from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of debt and equity financing, are adequate to finance the Company's operating and debt service requirements for the foreseeable future. Nevertheless, due to the recent financial turmoil in Asia, management will cautiously and closely monitor the funding position of the Company.



INFLATION AND CURRENCY MATTERS

         In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During the nine months ended September 30, 1998, the general inflation rate in the PRC was under control and was below 10% on an average basis. Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

         The Company continually monitors the effects of inflation. The Company is generally able to raise its prices to shift a portion of the inflated costs to the customers. However, the Company must also take into account market conditions and competition and may not, in all circumstances, be able to raise prices to offset increased costs to the Company. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1997 and 1998. The major impact of inflation was on labor cost due to increases in employee's wages. However, the Company has generally managed to offset the effects of inflation through improved operational efficiency.

         Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

         The Company conducts most of its business in the PRC and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the US$, could have a material adverse effect upon the results of operations and financial position of the Company. Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$
1.00 to RMB 8.65 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32
at December 31, 1995, RMB 8.3 at December 31, 1996, RMB 8.29 at September 30, 1997, RMB 8.3 for December 31, 1997 and September 30, 1998.

ITEM 3.  FACTORS THAT MAY AFFECT FUTURE RESULTS

FOREIGN INVESTMENT MATTERS

         The Company is currently being investigated by the Committee on Foreign Investment in the United States ("CFIUS"), an inter-agency committee of the United States Government, with respect to the Company's acquisition on January 1996 of Southwest Products Company ("Southwest"). CFIUS is in the second phase of conducting a review to determine if the ownership of Southwest by the Company poses a threat to the national security interests of the United States. This investigation will conclude on December 17, 1998. At the conclusion of the investigation, CFIUS will prepare a report and recommendation to the President of the United States. If CFIUS determines that such a threat may exist, then it may recommend to the President of the United States that he order a divestiture of Southwest by the Company. Alternatively, CFIUS may take no action or may propose that certain measures be taken by the Company to protect the national security interests of the United States as a condition of the Company continuing to own Southwest. At this time, it is premature to evaluate the likelihood of any action by CFIUS with respect to this matter.

         If the Company is require to divest its ownership of Southwest or significant restrictions on its ownership are imposed, the Company believes it has certain claims which it may bring against certain of its professional advisors who assisted it in connection with its acquisition of Southwest. However, no assurance can be given that any such claims by the Company would fully reimburse it for any loss it might realize upon a divestiture of Southwest or as a result of the imposition of conditions on its ownership.

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

         If it is determined that Southwest violated ITAR in the past, it could be subjected to a variety of civil or criminal penalties. At this time, no proceedings related to any alleged non-compliance by Southwest with ITAR have been instituted or threatened. The Company believes that if any such proceedings are instituted, any sanctions which might be imposed would take into account the inadvertent nature of the violations of ITAR by Southwest, if any, as well as Southwest's voluntary disclosure to DTC with respect to this matter. However, no assurance can be given as to the outcome of any such proceedings.

NASDAQ NOTIFICATION

         The Company has received notice from the NASDAQ National Market System for failure to meet the minimum acceptable level of a $5,000,000 market value of the public float and for failure to meet the minimum continuing closing price of the stock of $1.00.

         The Company has requested a written hearing with NASDAQ to review the potential delisting. The hearing is scheduled for December 10, 1998 and if NASDAQ decides on a delisting of the Company's shares, the delisting will take place immediately following the hearing. The

Company has no assurance of a favorable outcome for the Company at the hearing. In the event that the Company's stock is delisted from trading on NASDAQ NMS, trading will be moved to the Bulletin Board.

LIQUIDITY

         The Company's operations used cash resources of RMB 50,013 for the nine months ended September 30, 1998 as compared to RMB 21,210 for the nine months ended September 30, 1997. In addition, during the nine months ended September
30, 1998, the net increase in bank loans was RMB 17,550.   However, accounts
receivable trade decreased by 20,789 in the same period. The economic conditions is Asia and liquidity constraints in China may continue to adversely affect the Company's operations and collectability of its accounts receivable. Continuation of these trends could impair the Company's liquidity.

ACCOUNTS RECEIVABLE

         Although accounts receivable trade decreased by RMB 20,789 or 4.3% during the nine months ended September 30, 1998, credit remains tight in China and collection of outstanding accounts receivable remains difficult. The Company has continued to enhance its credit review procedures and continues to limit its sales to customers where collectability remains uncertain. The Company is unable to predict how the current economic conditions and the credit tightening policy of the Chinese government will effect the Company's collection of accounts receivable.

FAILURE TO QUALIFY HRB TO AUTOMOTIVE AND AEROSPACE QUALITY STANDARDS

         To date Harbin Bearing has been unable to establish procedures that would enable it to qualify to international quality standards, generally accepted automotive quality standards or aerospace quality standards. Such failure has resulted in Harbin Bearing's inability to capture orders from the U.S. automotive and aerospace industries. At present, the Company has temporarily suspended the active program at Harbin Bearing that would enable Harbin Bearing to qualify to these standards. If the program is not restarted, it is unlikely that Harbin Bearing would be in a position to capture any significant orders from either the U.S. automotive or aerospace sectors. Restarting of the program will first require a review of and approval by appropriate agencies within the United States Federal Government. There is no certainty that the U.S. Government will allow such a program to be commenced. Failure to qualify Harbin Bearing will constrain the Company's future growth.

ABILITY TO REMAIN COMPETITIVE

         The Company's ability to remain competitive depends in significant part on its ability and willingness to fund research and development, introduce new products and retain key personnel for these functions. Some of the Company's competitors have substantially greater resources available for these purposes. To the extent that the Company does not fund product development, the Company's competitive position will probably be adversely effected, which may result in a loss of sales or lower productivity.

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

        None

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             11  Computation of Earnings per common share

             27  Financial Data Schedule

        (b)  Reports on Form 8-K:

             Three months ended September 30, 1998: None

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


                                       Sunbase Asia, Inc.
                                       ------------------
                                       (Registrant)



Date:  November 19, 1998            By: /s/ William McKay
                                       --------------------------------
                                       William McKay
                                       Chief Executive Officer and
                                       President
                                       (Duly Authorized Officer)



Date:  November 19, 1998            By: /s/ (Roger) Li Yuen Fai
                                       --------------------------------
                                       (Roger) Li Yuen Fai
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)