Form 10-K405
period 1998-12-31
SUNBASE ASIA INC
filed 1999-06-10
CIK 95626

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                       FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1998

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
            TIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____

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

                                 Common Stock

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]   No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the closing sales price as reported on the OTC Electronic Bulletin Board on May 19, 1999 was approximately $194,557.

     As of  May 19, 1999, there were outstanding 14,118,751 shares of Common
Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

                                    PART I

ITEM 1.   BUSINESS

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate" and similar expressions, and include, among others, statements concerning the Company's strategy, its liquidity and capital resources, its debt levels, its ability to obtain financing and service debt, competitive pressures and trends in the PRC bearing industry, prevailing levels of interest and foreign exchange rates, legal proceedings and regulatory matters, general economic conditions in the PRC and elsewhere, and costs and risks associated with Year 2000 issues. Forward-looking statements involve a number of risks and uncertainties, many of which are beyond our control. Actual results of the Company could differ materially from those statements. Factors ("cautionary statements") that could cause or contribute to such differences include, but are not limited to, those factors discussed under the heading "FACTORS THAT MAY AFFECT FUTURE RESULTS" in ITEM 7 and elsewhere in this Annual Report. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this Annual Report will in fact transpire and therefore undue reliance should not be placed on these forward-looking statements. All subsequent written or oral forward-looking statements attributed to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

     The Company publishes its financial statements in both Renminbi ("RMB") and U.S. dollars. For convenience, this Annual Report contains translations of certain RMB amounts into U.S. dollars. You should not construe any such translations as representations that the RMB amounts actually represent U.S. dollar amounts or could be converted into U.S. dollars at the exchange rates assumed. The financial statements have been prepared in accordance with generally accepted accounting principles in the U.S.


THE COMPANY

     Sunbase Asia, Inc., a Nevada corporation (the "Company," which term shall include, when the context so requires, its subsidiaries and affiliates), is engaged in the design, manufacture and distribution of a broad range of bearing products.

     Through various subsidiaries and joint venture interests, the Company owns 51.43% of Harbin Bearing Company Ltd. ("Harbin Bearing"), which is located in the People's Republic of China ("China" or the "PRC"). Harbin Bearing manufactures and distributes a wide variety of precision and commercial-grade rolling element bearings in sizes ranging from 10 mm to 1,000 mm (internal diameter) primarily for use in commercial, industrial and aerospace applications. Rolling-element bearings use small metal balls or cylinders to facilitate rotation with minimal friction and are typically used in vehicles, aircraft, appliances, machine tools, and virtually any product that contains rotating or revolving parts. Precision bearings are bearings that are produced to more exacting dimensional tolerances and to higher performance characteristics than standard commercial bearings. The manufacturing process for precision bearings generally requires the labor of highly skilled mechanics and the use of sophisticated machine tools. Harbin Bearing sells its bearings primarily in China and in certain western countries, including the United States. Harbin Bearing has been in business since 1950, has approximately 11,750 employees and operates out of facilities occupying in excess of two million square feet.

     In January 1996, the Company acquired Smith Acquisition Company, Inc. d/b/a Southwest Products Company ("Southwest Products"), a bearing manufacturing company located in Los Angeles, California, that has been in business since 1945. Southwest Products is an engineering-intensive company that designs and manufactures high-precision plain spherical bearings, rod-end bearings, bushings and push-pull controls for U.S., European and Asian aerospace and high technology commercial applications and the U.S. military. Spherical bearings are "ball and socket" mechanisms that allow for motion in three dimensions and which move loads from one plane to another. For flight critical applications, a spherical bearing must have extremely precise tolerances and it must be able to endure heavy loads without failure.

     As a result of the acquisition of Southwest Products, the Committee on Foreign Investment in the United States ("CFIUS"), an inter-agency committee of the United States Government, began an investigation of the Company to determine if the ownership of Southwest Products by the Company would pose any threat to the national security interests of the United States. In December 1998, the Company voluntarily agreed to divest Southwest Products and, pending such disposition, placed its ownership interest in Southwest Products into an irrevocable trust. An independent trustee acceptable to the U.S. Department of Defense was appointed to oversee the operations of Southwest Products to insure Southwest Product's compliance with all U.S. laws and regulations and to work with the Company's Board of Directors to actively pursue a suitable buyer. In light of the Company's decision to appoint a trustee pending the sale of Southwest Products, the CFIUS investigation was terminated.

     At the time of creation of the trust, all "foreign persons" within the meaning of 31 C.F.R. (S)800.213 who were serving as officers and/or directors of Southwest Products tendered their resignations. In addition, in order to further implement the separation of the Company and Southwest Products, CFIUS required as part of its agreements that William McKay no longer serve as an officer and director of the Company. On May 6, 1999, William McKay was removed as a director by the Company's majority shareholder and as President and Chief Executive Officer of the Company by the Company's board of directors. Gunter
Gao was named as the replacement President and Chief Executive Officer of the Company. Due to the creation of the trust, since December 31, 1998, except under very limited circumstances, the Company can not exercise any control or influence over the business or management of Southwest Products and has no access to visit or obtain information from Southwest Products without prior trustee approval. As a result, the Company lost its control over Southwest Products since December 31, 1998 and all information contained in this Annual Report with respect to Southwest Products subsequent to December 31, 1998 has been obtained through the trustee and the Company can not verify the accuracy or completeness of the information for the period subsequent to December 31, 1998.

     In acquiring Southwest Products, the Company expected to benefit from its technical and marketing capabilities, including leveraging such capabilities to improve the competitive position of Harbin Bearing in China and internationally. However, under the terms of the trust into which the Company deposited its ownership interest in Southwest Products, the Company is not permitted access to these capabilities, which has had a significant impact on the Company's growth plans. The Company is currently reevaluating its business strategy, which may involve restructuring to reduce operating expenses, seeking an alliance with a strategic partner, reorganizing the Company's operations and/or divesting the Company's bearing manufacturing assets in China to diversify into other lines of business. In this regard, the Company is considering the retention of an investment banking firm to assist in the development and evaluation of future strategic initiatives. See ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS."

ORGANIZATION OF THE COMPANY

     Harbin Bearing was the successor to the manufacturing operations of Harbin Bearing General Factory (the "Bearing Factory"), a Chinese state-owned enterprise established in 1950. Harbin Bearing was formed in 1993 as a joint stock limited company. Pursuant to an agreement between the Bearing Factory and Harbin Bearing, the bearing manufacturing and sales business, together with certain assets and liabilities of the Bearing Factory were transferred to Harbin Bearing (the "Restructuring"). Certain other assets and liabilities were transferred to Harbin Precision Machinery Manufacturing Company ("Harbin Precision") and certain ancillary operations were transferred to Harbin Bearing Holdings Company ("Harbin Holdings"). Harbin Holdings and Harbin Precision are affiliates of the Harbin Municipal Government.

     As part of the Restructuring, Sunbase International (Holdings) Ltd. ("Sunbase International"), a Hong Kong corporation, through a series of affiliated entities, acquired a 51.43% ownership interest in Harbin Bearing. Substantially all of the remaining interests in Harbin Bearing were and continue to be owned by employees of Harbin Bearing (approximately 15%) and by Harbin Holdings (approximately 33.43%).

     In December 1994, the Company (which was then called Pan American Industries, Inc.) acquired a 51.43% effective interest in Harbin Bearing by issuing to Asean Capital Limited ("Asean Capital"), a wholly-owned subsidiary of Sunbase International, newly issued shares representing a controlling interest in the Company. See ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     The following diagram shows the corporate structure of the Company and its affiliated companies as of December 31, 1998:

                            [DIAGRAM APPEARS HERE]

_______________

(1) In August 1996, China Bearing Holdings Limited ("China Bearings") issued U.S. $11.5 million aggregate principal amount of convertible debentures (the "Convertible Debentures"), which were convertible at the option of the holder into shares of Common Stock of the Company. As described in more detail under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" in Item 7, in October 1998, the Convertible Debentures were restructured as a loan with an aggregate principal amount of U.S.$13.2 million bearing interest at a rate of 10% per annum and maturing over a period of three years ending in July 2000. As part of the Restructuring, the Company also issued 466,667 shares of its Common Stock to the holders of the Convertible Debentures.

(2) In response to the CFIUS investigation, the Company has voluntarily agreed to divest its interest in this company and, pending such disposition, placed its ownership interest into an irrevocable trust over which the Company may not exert any influence or control.

(3) 0.1% of Harbin Xinhengli Development Company Limited is held by Harbin Everising Construction and Development Limited, which is related to Sunbase International. 1.0% of Harbin Sunbase Development Company Limited is held by a local PRC partner.

(4) The remaining 48.43% of this company is owned by its employees and by Harbin Holdings.

HARBIN BEARING

     Harbin Bearing specializes in the manufacture of precision bearings and can manufacture more than 5,000 of the approximately 6,000 different specifications of bearings that are available in China today. Harbin Bearing produces seven major types of bearings: deep-groove ball bearings, self-aligning ball bearings, cylindrical rolling bearings, angular-contact ball bearings, tapered rolling bearings, thrust ball bearings and linear-motion ball bearings. Each of such bearings are manufactured in micro, small, medium and large sizes. In 1997 and 1998, deep-groove bearings comprised approximately 57.8% and 57.2%, respectively, of Harbin Bearing's sales revenue.

Sales and Marketing

     Harbin Bearing primarily sells its products in China and to a lesser extent, in western countries such as the U.S. The major end-users of Harbin Bearing's products are manufacturers of electrical machinery, machine tools, mining and extraction machinery, automobiles, motorcycles, household appliances and aircraft and aerospace equipment. However, because of stringent qualifications such as ISO 9000 certification required by many end-users outside of the PRC, Harbin Bearing's access to these markets has been impeded. The Company had hoped that its acquisition of Southwest Products would enhance Harbin Bearing's ability to access these markets, but with the Company's decision to voluntary divest its interest, the Company is currently evaluating alternative strategies. SEE ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS."

     In 1998, approximately 36% of Harbin Bearing's sales were made to original equipment manufacturers ("OEMs") in the machinery, transportation, electrical equipment industries and miscellaneous categories representing, respectively, approximately 58%, 10% 31% and 1% of its total sales to OEMs. In 1997, approximately 30% of Harbin Bearing's sales were made to OEMs in these industries representing, respectively, approximately 50%, 7%, 30% and 13% of its total sales to OEMs. The remaining sales in 1998 were made to local distributors and overseas agents.

     Sales to related parties accounted for RMB 38,886,000 (or 8.1%) in 1998 and RMB 171,373,000 (or 24.6%) in 1997. These sales were made to Harbin Bearings Import and Export Company and Xin Dadi Mechanical and Electrical Equipment Company, both of which are owned by the Harbin Municipal Government.

     Harbin Bearing has 11 sales offices in major cities in China, including Beijing, Shanghai and Guangzhou , all of which were strategically located to increase market share and widen the channel of sales. All sales are coordinated through Harbin Bearing's headquarters in Harbin, including sales to local distributors, overseas agents, and PRC import and export companies. As of December 31, 1998, Harbin Bearing had 118 sales personnel and 230 support personnel who are responsible for product promotion, marketing, after-sales services and technical support. Harbin Bearing sells its bearings in China and abroad under the "HRB" trademark.

     Harbin Bearing delivers its bearings by rail, truck, ocean freight and airfreight. Deliveries by truck have been increasing due to improved highway networks and conditions in the PRC. This substantially shortens delivery time over delivery by rail. Harbin Bearing leases its trucks from its affiliate, Harbin Precision Machinery Manufacturing Company, which are used mostly for short-haul deliveries. See ITEM 13, "CERTAIN RELATIONSHIPS AND TRANSACTIONS." In addition, railroad tracks leading directly to two of Harbin Bearing's raw material warehouses are used exclusively to transport raw materials, such as bearing steel, reducing raw material freight costs.

     Due to the adverse market conditions in the PRC which resulted from the general financial turmoil in Asia during 1997 and 1998, Harbin Bearing has further enhanced its credit review procedures and has been more conservative in extending credit to customers in an effort to mitigate against difficulties in collecting receivables. See ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS."

Manufacturing/Engineering/New Product Development

     In the face of greater competition in the bearing industry, Harbin Bearing has been endeavoring to improve productivity and quality so as to control and reduce manufacturing cost in order to become more competitive. One of Harbin Bearing's goals is to manufacture OEM products with the quality required for the U.S. aerospace and automotive markets. However, the original schedule to implement system improvements designed to meet various worldwide recognizable manufacturing standards such as ISO 9000 has been indefinitely extended due to the Company's divestiture of Southwest Products. The Company intends in the near term to focus on maintaining its position in the PRC market. See ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS."

Workforce

     As of December 31, 1998, Harbin Bearing employed approximately 11,750 full-time personnel in the following areas: executive and administrative (458), sales and service (506), manufacturing and production (10,670), and research and development (116). Management believes that, in general, its relationship with the employees is good. The Harbin Municipal Government has promulgated regulations which provide for the establishment of a pension fund program to which both employer and employees must contribute. Under these regulations, Harbin Bearing is required to contribute monthly to this fund an amount equivalent to 22% of its employees' aggregate monthly income.

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

     The Company believes that Southwest Products is respected worldwide for its ability to engineer and produce precision bearings, which are used in the Space Shuttle, commercial jet aircraft, military aircraft (including the B-2 Stealth Bomber, F-117 Stealthfighter, F-15, F-16, F-18 and C-17), submarines, (Los Angeles Class, Seawolf and Centurion), and nuclear power plants. Southwest Products' customers include Northrop Grumman, Lockheed Martin, NASA, all U.S. military services, Mitsubishi Heavy Industries, Korean Heavy Industries (Hanjun), Fluor Daniel, General Electric, Westinghouse, General Dynamics, Textron Marine, Ingalls Shipbuilding and Newport News Shipbuilding. Southwest Products' bearings have been used by NASA in all manned space programs since the launch of Mercury and are used in most NASA orbiters, including Viking, Magellan and Galileo.

     Southwest Products employs 63 full-time personnel in the following areas: executive and administrative (5); sales and marketing (5); manufacturing (40) and engineering, research and development (13). The average length of employee tenure at Southwest Products is in excess of ten years.

     In response to the CFIUS investigation, in December 1998, the Company voluntary agreed to divest its interest in Southwest Products and, pending such divestiture, placed its ownership interest into an irrevocable trust. Pursuant to a voting trust agreement (the "Voting Trust Agreement"), the trustee, who has no relationship with the Company, has full and absolute discretion to vote the shares held by the Company in Southwest Products and to manage and operate Southwest Products as he sees fit based on his own independent judgment, except for certain actions relating to a significant sale or encumbrance of the assets of Southwest Products or any merger, consolidation, reorganization or dissolution of Southwest Products or the filing of any petition for bankruptcy. Except in these instances, the Company can not exercise any control or influence over the business or management of Southwest Products. All visits to or requests for information from Southwest by the Company must be submitted to the trustee in advance and receive the trustee's approval.

     The trustee has also agreed to use best efforts to effect a sale of Southwest Products on terms and conditions acceptable to the Company. In that regard, the trustee has retained a U.S.-based investment banking firm to serve as financial advisor to Southwest Products with respect to the sale of its stock or all or substantially all of its assets. Until such divestiture, the trustee is relying upon the legal advice of Southwest Products' special legal counsel on International Traffic in Arms Regulations ("ITAR") to ensure that Southwest Products complies with all relevant U.S. laws, including those laws relating to export controls. The Company and Southwest Products have jointly and severally indemnified the trustee from any and all claims arising from or in any way connected to his performance as a trustee, officer or director of Southwest Products except for his own gross negligence or willful misconduct.

Sales and Marketing

     In 1998, sales to various military and commercial buyers in the aerospace industry accounted for approximately 90% of Southwest Product's total sales. The balance of its sales were to various military and commercial buyers outside the aerospace industry. During 1998, Southwest marketed its products primarily through cold-calls and on-the-road sales activities conducted by its five sales managers.

Proprietary Technology

     Southwest Products manufactures both metal-on-metal bearings and self-lubricating bearings, based on designs developed by Southwest Products and OEM specifications. Self-lubricating bearings are lined with either Dyflon or Kentlon, which are both proprietary liner systems developed by Southwest Products. Kentlon is qualified by the U.S. Navy to Mil-B-81820, Mil-B-81934 and Mil-B-81935. It is used in military aircraft, tanks, ground support equipment, commercial aircraft, space vehicles, launch and payload systems and in the oil refinery, automotive and heavy manufacturing industries. Dyflon is one of only two liner systems that is moldable and machinable that also performs successfully when fully submersed in water. Accordingly, in addition to the uses described above for Kentlon, Dyflon-lined parts are used in submarines, surface ships and nuclear power plants.

     Although Southwest Products has federally registered its trademarks "Dyflon" and "Kentlon," it has chosen not to patent its various technologies to avoid the specific formula and methods for manufacturing Dyflon and Kentlon becoming a matter of public record.


RAW MATERIALS

     The principal raw materials used to manufacture bearings are carbon steel and stainless steel rod, wire and tubing. These steels are specialized alloys designed for hardness, durability and resistance to rust. A small amount of copper and aluminum tubing and rods are also used to produce seals, cages and other ancillary bearing components. The Company sources most of the bearing steel required for Harbin Bearing directly from four domestic mills located in Heilongjiang Province, Liaoning Province and Shanghai.

     The Company believes that its sources of bearing steel are stable and, consistent with industry practice in China, has not entered into any long-term supply contracts for bearing steel. Harbin Bearing generally maintains a raw material inventory sufficient for more than 45 days of production. In addition, railroad tracks leading directly to two of Harbin Bearing's raw material warehouses are used exclusively to transport raw materials, such as bearing steel, reducing raw material freight costs.


COMPETITION

     The Company's main competitors can be categorized into three principal groups: (i) a few very large national PRC bearing manufacturers offering a wide range of products; (ii) small local Chinese bearing production facilities that compete on a local basis by manufacturing small-sized, commodity-type bearings; and (iii) non-Chinese bearing manufacturers. Competition is principally based upon pricing considerations.

Competition in the PRC

     The Company believes that there are five major PRC bearing manufacturers:
Wafangdian Bearing Company Limited, Luoyang Bearing Group, Northwest Bearing Joint Stock Company, Xiangyang Bearing Joint Stock Company and the Company's majority-owned subsidiary, Harbin Bearing. The balance of the PRC bearing industry is fragmented, comprised of a larger number of smaller bearing companies producing mostly lower grade bearings often on a local basis for use mostly as replacement bearings in the electrical appliance and agricultural equipment industries.

     Due to lower levels of capital expenditures, greater labor intensive production processes and the relative lack of operational skills and training, PRC bearing manufacturers are often unable to produce bearings of as high precision, consistency and durability as those produced by the leading multinational manufacturers. As a result, companies in China import precision bearings and other special bearings with high technical contents and high added value. This has led the PRC authorities to encourage foreign investment in higher grade bearing manufacturers and to demand a halt to approvals of foreign investment supporting the production of lower grade bearings.

     Bearings imported into the PRC are currently subjected to import tariffs ranging from 10% to 17%. If , however, the PRC becomes a part of the World Trade Organization, the import tariff could be phased out, potentially increasing competition from foreign manufacturers.

     The potential for growth in the PRC bearing industry is substantially dependent upon the performance of the PRC industrial sector and the economy in general. Since 1978, China has been pursuing economic reform policies in an effort to improve its industrial sector and revitalize its economy. Nevertheless, due to the recent financial crises in Asia, the central PRC government has implemented various policies to minimize the adverse effects upon the PRC economy. Such policies include closer supervision of the PRC banking system and tighter control over capital expenditures by PRC enterprises. Such policies also include resistance to devaluation of the RMB, leading to less competitive export pricing and thus an oversupply of bearings in the PRC domestic market (although similar effects on products, equipment and machinery produced in the PRC requiring bearings may act to increase domestic demand for bearings). These policies have indirectly resulted in greater competition due to this oversupply and are expected to continue to have a significant adverse impact on the performance of PRC bearing manufacturers, including the Company.

Competition in International Markets

     The international bearing industry is extremely competitive. Although the Company's main competitors are Eastern European manufacturers and manufacturers located in China, to a lesser extent, the Company also competes with companies such as Svenska Kugellager Fabriken, Fisher Aktien Gesellschast, New Technology Network, NSK, Timken, Torrington-Fafnir and Nippon Miniature Bearing, who dominate this market. The Company had hoped that its acquisition of Southwest Products would not only allow it to access the U.S. bearing market, but also allow it to implement U.S. manufacturing methods and quality control procedures at Harbin Bearing to develop new products and meet the stringent requirements of many non-PRC OEMs. By doing so, the Company expected to increase its penetration of the international bearing market. As a result of the Company's decision to dispose of Southwest Products in response to the CFIUS investigation, however, the Company is currently reevaluating its business strategy, which may involve restructuring to reduce operating expenses, seeking an alliance with a strategic partner, reorganizing the Company's operations and/or divesting its bearing manufacturing assets in China to diversify into other lines of business. See
ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS."


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

     Inflation/Economic Policies. In recent years, the Chinese economy has experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and control inflation. In 1995, China's overall inflation rate (retail price index) was approximately 15%, compared to approximately 21% in 1994 and 13% in 1993. However, after the implementation of strict monetary policies, the inflation rates were approximately 6%, 8% and minus 2.6% in 1996, 1997 and 1998, respectively. High inflation has in the past and may in the future cause the PRC government to impose controls on prices, or to take other actions which could inhibit economic activity in China, which in turn could affect demand for the Company's products. In view of the change in market conditions and greater competition, Harbin Bearing may unable to increase its selling prices to shift a portion of its inflated costs to its customers. The price of bearing steel, the major raw material used by the Company, remained fairly stable from 1994 to 1998 in China and the only major impact of inflation on the Company's costs in its Chinese operations was on the cost of labor (due to the rising level of compensation of Harbin Bearing's employees).

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

     Despite the relaxation of foreign exchange control over current account transactions, RMB remains a currency which is not freely convertible into other currencies. There can be no assurance that shortages of foreign currency at the swap centers or designated banks will not restrict the Company's ability to obtain sufficient foreign currency to pay dividends to the shareholders of the Company or to meet other foreign currency requirements or that the RMB will not be subject to further devaluation were the Company otherwise able to pay such dividends. Currently, the Company is unable to hedge its U.S. Dollar-RMB exchange rate exposure in China because no financial institutions are authorized to engage in foreign currency transactions offering forward exchange contracts with respect to the RMB.


ITEM 2.   PROPERTIES

     The Company leases the office space for its Hong Kong headquarters from Sunbase International.

HARBIN BEARING

     Harbin Bearing operates twelve finished product plants and thirteen auxiliary plants. With the exception of a newly relocated finished product plant in Daowaiqu of Limin Trade Development Zone, all of the Company's plants are located in four plant compounds in Harbin.

     The Harbin branch of the Office of the State Asset Administration Bureau has granted Harbin Holdings the right to use the properties where Harbin Bearing's production and other facilities are located. The site is approximately 540,000 square meters of which production facilities occupy approximately 290,000 square meters. Harbin Holdings has entered into a lease agreement with the Company for use of its buildings for five years commencing January 1, 1994. Although this lease expired on December 31, 1998, Harbin Bearing is currently still using the premises and is in process of negotiating a renewal of this lease agreement. See ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


SOUTHWEST PRODUCTS

     Southwest Products leases a 5,110 square meter facility in Irwindale, California pursuant to a short-term lease agreement which expires December 31, 1999 at a monthly rent of $22,000. Upon its expiration, Southwest Products may be required to relocate its operations to another premises. The cost of relocation, if necessary, is estimated to be approximately $1,000,000.


ITEM 3.   LEGAL PROCEEDINGS

Foreign Investment Matters

     After the acquisition of Southwest Products by the Company, CFIUS began a review of such acquisition to determine if the ownership of Southwest Products by the Company would pose a potential threat to the national security interests of the United States.

     In response to the CFIUS investigation, in December 1998, the Company voluntarily agreed to divest its interest in Southwest Products and, pending such divestiture, placed its ownership interest into an irrevocable trust. Pursuant to the Voting Trust Agreement, the trustee, who has no relationship with the Company, has full and absolute discretion to vote the shares held by the Company in Southwest Products and to manage and operate Southwest Products as he sees fit based on his own independent judgment, except for certain actions relating to a significant sale or encumbrance of the assets of Southwest Products or any merger, consolidation, reorganization or dissolution of Southwest Products or the filing of any petition for bankruptcy. Except in these instances, the Company can not exercise any control or influence over the business or management of Southwest Products. All visits to or requests for information from Southwest by the Company must be submitted to the trustee in advance and receive the trustee's approval.

     The trustee has also agreed to use best efforts to effect a sale of Southwest Products on terms and conditions acceptable to the Company. In that regard, the trustee has retained a U.S.-based investment banking firm to serve as financial advisor to Southwest Products with respect to the sale of its stock or all or substantially all of its assets. Until such divestiture, the trustee is relying upon the legal advice of Southwest Products' special legal counsel on ITAR to ensure that Southwest Products complies with all relevant U.S. laws, including those laws relating to export controls. The Company and Southwest Products have jointly and severally indemnified the trustee from any and all claims arising from or in any way connected to his performance as a trustee, officer or director of Southwest Products except for his own gross negligence or willful misconduct.

     At the time of creation of the trust, all "foreign persons" within the meaning of 31 C.F.R. (S)800.213 who were serving as officers and/or directors of Southwest Products tendered their resignations. In addition, in order to further implement the separation of the Company and Southwest Products, CFIUS required, as part of its agreement to allow the withdrawal of the Company's voluntary notice, that William McKay no longer serve as an officer and director of the Company. On May 6, 1999, William McKay was removed as a director by the Company's majority shareholder and as President and Chief Executive Officer of the Company by the Company's board of directors. Gunther Gao was named as the replacement President and Chief Executive Officer of the Company. Except under very limited circumstances, the Company can not exercise any control or influence over the business or management of Southwest Products and has no access to visit or obtain information from Southwest Products without prior trustee approval.

     The Company is currently determining if any claims may be brought by the Company against any party involved in its acquisition of Southwest Products as a result of the CFIUS investigation. However, no assurance can be given that any such claims by the Company would fully reimburse it for any loss it might realize as a result of the divestiture of Southwest Products.


ITAR Regulations

     In December 1997, Southwest Products registered with the Office of Defense Trade Controls of the Department of State ("DTC") as a manufacturer of defense articles subject to regulation under ITAR. Southwest Products had not previously been registered with DTC, although it appears that such registration was required. Southwest Products subsequently reviewed its export history and the classification of its exported products under ITAR. In November 1998, the Company submitted a report to DTC (and subsequently in 1999, Southwest Products submitted reports to DTC) on Southwest Products' export transactions for the previous five years to enable DTC to determine whether any inadvertent violations, in fact, occurred. Southwest Products is continuing to work with DTC on product classification and licensing issues and believes that it is now exporting in compliance with the ITAR.

     At this time, no proceedings related to any potential violations by Southwest Products of the ITAR have been instituted or threatened. While violations of the ITAR can result in a variety of civil or criminal penalties, the Company believes that if such proceedings were instituted, any sanctions that might be imposed would take into account the inadvertent nature of any such violations by Southwest Products as well as the Company's cooperation in providing information to DTC. However, no assurances can be given as to the outcome should DTC elect to initiate such proceedings in the future.


Other

     In addition to those disclosed above, the Company may from time to time be party to various litigation matters which are incidental to its business. The Company's management does not expect the outcome of any such proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of 1998 to a vote of security holders nor was there any solicitation of proxies.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market ("Nasdaq") under the symbol "ASIA" on February 9, 1996. On January 30, 1998 the Company changed its symbol to "SNBS."

     The following tables set forth the high and low sales prices of the Company's Common Stock on Nasdaq. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal 1997                                  High      Low
-----------                                  ----      ---

Quarter Ended March 31, 1997                 5-1/2     4
bQuarter Ended June 30, 1997                 6-1/2     3-3/4
Quarter Ended September 30, 1997             6-1/2     3-3/8
Quarter Ended December 31, 1997              3-7/8     2-1/2

Fiscal 1998                                  High      Low
-----------                                  ----      ---

Quarter Ended March 31, 1998                 4-3/8     2
Quarter Ended June 30, 1998                  2-7/8     0-3/8
Quarter Ended September 30, 1998             1-1/8     0-1/4
Quarter Ended December 31, 1998              1-1/4     0-1/4


     In November 1998, the Company received notice from Nasdaq of the Company's failure to meet the minimum acceptable level of a US$5 million market value of its public float and for its failure to meet the minimum continuing closing price of US$1.00. The Company requested a hearing with Nasdaq to review the potential delisting of the Company's Common Stock. A Nasdaq panel held a hearing and decided to delist the Company's Common Stock from Nasdaq effective at the close of business on February 10, 1999. After such delisting, the Company's Common Stock traded on the OTC Electronic Bulletin Board (the "Bulletin Board"). From January 1, 1999 through February 10, 1999, the high and low sales prices of the Company's Common Stock as reported by Nasdaq were 13/32 and 1/8, respectively. From February 11, 1999 through May 19, 1999, the high and the low closing prices of the Company's Common Stock as quoted on the Bulletin Board were 1/4 and 1/32, respectively. Since May 20, 1999 the Company's Common Stock has not been trading on the Bulletin Board because there are no market makers making a market in the Common Stock and the Company is not current with its public information requirements. The Company is making efforts to become current in its public information requirements but no assurance can be given as to when trading in the Company's Common Stock on the Bulletin Board will resume.

     As of May 19, 1999, there were 137 holders of record of the Common Stock not including the three holders of the Company's Series B Preferred Stock, which was automatically converted into Common Stock by its terms on January 19, 1998, although the holders had not, as of May 19, 1999, surrendered their certificates for conversion.

     The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. Pursuant to the Settlement Agreement with respect to the Company's Convertible Debenture, no dividend payments can be made on any Common Stock without the prior written consent of the holders of the Convertible Debentures. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend upon, among other things, future cash flow and requirements for capital improvements.

     Applicable Chinese laws and regulations provide that a joint stock company (such as Harbin Bearing) can not distribute its after-tax earnings and profits made in a fiscal year unless the losses of the previous years have been made up and certain funds retained. A joint stock company is required by applicable Company Law to reserve 10% of its after-tax earnings and profits as the mandatory retained fund and 5% of its after-tax earnings and profits as the public welfare fund. The joint stock company does not have to reserve for the mandatory retained fund if the amount of such fund has reached 50% of the company's registered capital. For 1998, Harbin Bearing contributed 10% and 5%, respectively, of after-tax profits as determined under Chinese accounting principles for such purposes. Distribution of dividends by Harbin Bearing to its shareholders are required to be in proportion to each shareholder's percentage interest in Harbin Bearing. In addition, distribution of dividends by Harbin Bearing will be paid to its shareholders of record, which include the joint venture partners. Applicable Chinese laws and regulations require that, before a Sino-foreign equity joint venture (such as the joint venture partners) distributes dividends, it must: (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations of capital to its official surplus accumulation fund and public welfare fund. The Company indirectly owns 99% and 99.9% of the two joint venture partners and, therefore, approximately 1.1% of distributions received by such partners will be paid to the Chinese parties of these joint ventures.


ITEM 6.   SELECTED FINANCIAL DATA

     The following tables set forth selected historical financial data (expressed in thousands) are derived from and should be read in conjunction with the audited financial statements of the Company as of December 31, 1997 and 1998 and for the years ended December 31, 1996, 1997 and 1998 included elsewhere in this Annual Report on Form 10-K and the Company's audited financial statements as of December 31, 1994, 1995 and 1996 and for the years ended December 1994 and 1995 which are not included in this Annual Report on Form 10-K. All U.S. dollar amounts have been converted from RMB based on the exchange rate on December 31, 1998 of U.S. $1.00 to each RMB 8.3 as quoted at the People's Bank of China. The report of Ernst & Young contains an explanatory paragraph relating to the Company's ability to continue as a going concern as described in Note 2 to such financial statements.

OPERATING DATA

                                                1994        1995        1996        1997        1998        1998
                                             ----------  ----------  ----------  ----------  ----------  ----------
                                                 RMB         RMB         RMB        RMB         RMB          US$
Net sales.................................      719,842     672,359     854,066     697,175     475,310      57,266
Cost of sales.............................     (441,854)   (380,279)   (520,804)   (479,089)   (362,925)    (43,726)
Provisions on inventories.................            -      (1,098)     (1,000)    (30,600)   (100,600)    (12,120)
Gross profit..............................      277,988     290,982     332,262     187,486      11,785       1,420
Selling, general and administrative
    expense...............................      (95,218)   (110,375)    (99,829)    (76,901)    (82,533)     (9,944)
Interest expense, net.....................      (42,721)    (48,446)    (54,134)    (67,195)    (66,644)     (8,029)
Reorganization expenses...................       (7,307)          -           -           -           -           -
Provisions on accounts receivable.........            -      (2,627)     (3,998)    (16,262)    (31,961)     (3,850)
Provisions an other receivables...........            -           -           -           -     (12,404)     (1,494)
Provisions on balance due from
  related companies.......................            -           -           -           -     (49,000)     (5,904)
Write-off of the deposit with a
  financial institution...................            -           -           -           -     (23,750)     (2,861)
Other income..............................            -           -      16,640           -           -           -
Income before income taxes................      132,742     129,534     190,941      27,128    (254,507)    (30,662)
Provision for income taxes................      (22,687)    (20,472)    (27,792)     (7,584)          -           -
Income before minority interests..........      110,055     109,062     163,149      19,544    (254,507)    (30,662)
Minority interests........................      (58,447)    (54,967)    (77,342)    (21,006)    111,081      13,383
Net income/(loss) from continuing
  operations..............................       51,608      54,095      85,807      (1,462)   (143,426)    (17,279)
Net income/(loss) from
  discontinued operations.................            -           -      (9,273)     (2,722)     (2,958)       (357)
Net income/(loss).........................       51,608      54,095      76,534      (4,184)   (146,384)    (17,636)
Income (loss) per common share:
  Basic...................................         4.41        4.62        6.24       (0.33)     (10.64)      (1.28)
  Diluted.................................         3.37        3.54        4.62       (0.33)     (10.64)      (1.28)
Income (loss) per common share
 from continuing operations:
  Basic...................................         4.41        4.62        7.00       (0.12)     (10.46)      (1.26)
  Diluted.................................         3.37        3.54        5.15       (0.12)     (10.46)      (1.26)


BALANCE SHEET

                          1994       1995       1996       1997       1998      1998
                        ---------  ---------  ---------  ---------  ---------  ---------
                           RMB        RMB        RMB        RMB        RMB        US$
Current assets........    893,994  1,032,600  1,181,609  1,368,266  1,293,702    155,868
Working capital.......    247,990    306,288    404,618    308,473     61,884      7,455
Long-term debts.......    235,656    218,383    231,824     84,938     47,550      5,729
Minority interests....    288,175    343,142    420,484    441,490    330,409     39,808
Shareholders' equity..    248,182    330,565    443,184    439,000    295,521     35,605
Total assets..........  1,418,017  1,618,402  1,872,483  2,025,220  1,905,298    229,554

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The acquisition of Southwest Products has been accounted for under the purchase method of accounting, and the results for Southwest Products have been included in the Company's consolidated results of operations since January 1, 1996. However, as a result of the arrangement with CFIUS to place Southwest Products under trusteeship of the Trustee by which Sunbase shall divest Southwest Products (see ITEM 1, "SOUTHWEST PRODUCTS COMPANY" and ITEM 3, "Foreign Investment Matters"), the operations of Southwest Products are treated as discontinued operations in the Company's 1998 consolidated financial statements.

     As a result of adverse market conditions in China which existed as a result of the general financial turmoil which affected Asia in 1997 and 1998, especially during the last quarter of 1998, the funds designated to Chinese stated-owned enterprises, which included customers of Harbin Bearing, became even less available than in previous years. As a result, it became increasingly more difficult for Harbin Bearing to collect on its accounts receivable, which had an adverse impact on Harbin Bearing and the Company's annual results.

     Unless otherwise indicated in this ITEM 7, all RMB and U.S. Dollar amounts except per share information are expressed in thousands ('000).


                             RESULTS OF OPERATIONS

Net Sales

     Net sales for the Company from continuing operations for 1998 decreased by RMB 221,865, or 31.8%, to RMB 475,310 as compared to RMB 697,175 in 1997. This decrease in net sales was primarily due to the adverse market conditions which persisted in the PRC in 1998 and in Asia generally. Stringent controls on capital expenditure of PRC enterprises by the Chinese government decreased demand for the Company's products, which are components of machinery and equipment. As a result, competition within the PRC bearing industry increased in 1998 for the fewer sales orders being placed for bearings. The Company has responded to the continuing adverse market conditions in China by increasing its marketing efforts, enhancing its credit review procedures, and restricting sales to customers where collectability of payment for purchased product is uncertain.

Cost of Sales

     Cost of sales for the Company from continuing operations for 1998 decreased by RMB 116,164 or 24.2%, to RMB 362,925 from RMB 479,089 for 1997. This decrease in cost of sales was primarily due to the decrease in volume of production as a result of contraction in sales in the Company's continuing operations.

Gross Profit

     The Company's gross profit from continuing operations for 1998 decreased from RMB 187,486 in 1997 to RMB 11,785, a decrease of RMB 175,701, or 93.7%.
Gross profit as a percentage of revenue also decreased from 26.9% for 1997 to 2.5% for 1998. The significant decrease in gross profit was mainly attributable to the decrease in sales caused by the adverse market conditions in the PRC, which led to a plunge in units of bearings produced in 1998. In addition, in response to the continuous drop in the market selling price of bearings due to keen competition, the provision on inventories for 1998 was increased to RMB 100,600 as compared to RMB 30,600 for 1997, which resulted in a 93.7% decrease in gross profit in 1998. Due to prolonged adverse market conditions, the Company was forced to lower its selling price for certain bearings below its cost of production.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses from continuing operations for 1998 increased by RMB 5,632, or 7.3%, to RMB 82,533 from 76,901 in 1997.
Selling, general and administrative expenses as a percentage of revenues increased from 11.0% for 1997 to 17.36% for 1998. Selling, general and administrative expenses for the Company's continuing operations increased mainly as a result of increased transportation costs and travel expenses for sales personnel, which were partially offset by a decrease in royalties paid in China 1998. During 1998, the Company adopted stronger controls on its overhead and implemented certain cost-cutting measures in order to improve its profitability and competitiveness. However, this cost saving effort was mitigated by the adverse impact of the Asian financial turmoil and the continued adverse economic situation in the PRC.

Interest Expense

     Interest expense for the Company from continuing operations for 1998 remained essentially flat from 1997 and did not have significant fluctuation that year.

Provisions on Accounts Receivable and Other Receivables

     The provision for accounts receivable from continuing operations increased by RMB 15,699, or 96.5%, to RMB 31,961 in 1998 from RMB 16,262 in 1997 to provide for the slower recovery of accounts receivable due mainly to the turmoil in the PRC and Asia in 1998, and the decrease in funds which had been previously made available by the Chinese government to state-owned enterprises, including customers of Harbin Bearing. In addition, the Company recorded provisions for other receivables due from third parties and balances due from related companies, amounting to RMB 61,404, in aggregate, due to uncertainty regarding their collectability based on the length of time that the receivables were outstanding and the continued adverse economic situation in the PRC and Asia. There was also a specific provision made for deposits with a Chinese financial institution in the amount of RMB 23,750 for 1998 in view of the current economic situation and the liquidity problems experienced by the financial institution in the PRC. The Company has responded to these adverse economic conditions by tightening credit controls and enhancing its credit review procedures for new sales orders. The Company believes that the current economic situation in Asia will continue into the immediate future and the Company expects to continue to encounter difficulties in receivable collections.

Loss From Continuing Operations

     As a result of the aforementioned factors, the Company generated a net loss from continuing operations of RMB 143,426 in 1998 as compared to a net loss from continuing operations of RMB 1,462 in 1997.

Net Loss From Discontinued Operations

The Company's net loss from discontinued operations was RMB 2,958 in 1998 as compared to RMB 2,722 in 1997. The increase in the Company's net loss from discontinued operations is mainly due to a decrease in gross profit despite a slight increase in revenues as a result of the hiring of a new manufacturing consultant and an increase in labor costs. The decrease in gross profit, however, was partially offset by reduced selling, general and administrative expenses from a reduction in salaries and travel expenses paid to sales personnel, partially offset by increased legal fees associated with CFIUS and U.S. export control issues, and a decrease in interest expense due to the repayment of third party loans.

RESULTS FOR 1997 COMPARED TO 1996

Net Sales

     Net sales for the Company from continuing operations for 1997 decreased by RMB 156,891, or 18.4%, to RMB 697,175 from 854,066 in 1996. This decrease in sales in 1997 was due principally to the Company's continuing efforts to adjust to tightening credit conditions in the PRC. The Company responded to such conditions by enhancing its credit review procedures and being more conservative in extending credit to customers. Moreover, stringent controls on capital expenditures by PRC enterprises by the Chinese government also caused a decrease in the demand for the Company's products, which are used as components in machinery and equipment. As a result, competition for the limited sales orders in the bearing market became greater in 1997 than in 1996.

Cost of Sales/Provisions on Inventories/Gross Profit

     Cost of sales for the Company from continuing operations for 1997 were RMB 479,089 as compared to RMB 520,804 for 1996, a decrease of 8.0%. Gross profit decreased by RMB 144,776, or 43.6% primarily due to the adverse market conditions which persisted in the PRC during 1997 and which led to a plunge in unites of bearings produced in 1997 as compared to 1996. The decrease in production output resulted in an increase in overhead absorbed by each unit produced and an increase in the unit cost of goods sold. Also, there was no material change in selling prices during 1997 as compared to 1996. Furthermore, an additional provision for obsolete and slow moving inventory totaling RMB 30,600 was made in 1997, an increase of RMB 29,600 over that in 1996.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses from continuing operations for 1997 decreased by RMB 22,928, or 22.9%, to RMB 76,901 from RMB 99,829 in 1996.
Selling, general and administrative expenses as a percentage of revenues improved slightly from 11.68% for 1996 to 11.0% for 1997. The decrease in selling, general and administrative expenses in 1997 was primarily attributable to the decrease in royalty costs, packing expenses and government taxes in China as a result of a decrease in sales output resulting from the financial turmoil in China and Asia generally. Tighter control over expenditures in view of the adverse market conditions also helped fuel this decrease.

Interest Expense

     Interest expense for the Company from continuing operations for 1997 increased by RMB 13,061, or 24.1%, to RMB 67,195 from RMB 54,134 in 1996. The increase in interest expense was attributable to the increase in bank loans borrowed during 1997 as compared to 1996 and the increase in interest payable with respect to the Convertible Debentures. The substantial rise was due to a full year of interest payable on the Convertible Debentures in 1997 as compared to four months in 1996 and an increase in the interest rate from 12% to 19.75% per annum (which amounted to RMB 10,480) due to the Company's default of certain conditions contained in the agreement under which the Convertible Debentures were issued. See "LIQUIDITY AND CAPITAL RESOURCES." These increases were partially offset, however, by an increase in interest income from advances made to related parties.

Provisions on Accounts Receivable

     In 1997, the Company increased its provision for accounts receivable from continuing operations to RMB 16,262 as compared to RMB 3,998 in 1996 to provide for the slow recovery of accounts receivable which persisted in 1997 due to the financial turmoil in the PRC and Asia generally in 1997.

Other Income

     In 1996, other income from continuing operations represented a gain on the sale of a short term investment in a subsidiary by China Bearing to a third party, which amounted to RMB 16,640.

Net Income/Loss From Continuing Operations

     As a result of the aforementioned factors, the Company generated a net loss from continuing operations of RMB 1,462 in 1997 as compared to a net gain of RMB 85,807 in 1996.

Net Loss From Discontinued Operations

     The Company's net loss from discontinued operations was RMB 2,722 in 1997 as compared to a net loss of RMB 9,273 in 1996. This improvement resulted primarily from increased sales, as well as decreased selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     Net cash used in operating activities from continuing operations was RMB 137,655 in 1998, as compared to net cash used in operating activities from continuing operations of RMB 39,593 in 1997 and net cash generated by operating activities from continuing operations of RMB 105,768 in 1996. The increased use of cash in operating activities from continuing operations is primarily due to the unsatisfactory market conditions in the PRC and Asia generally which existed in 1997 and worsened in 1998. These adverse market conditions led to a decrease in sales and the slower recovery of trade receivables from customers.

     As of December 31, 1998, the Company's working capital had decreased to RMB 61,844 as compared to RMB 308,473 at December 31, 1997 and RMB 404,618 at December 31, 1996. The Company's current ratio was 1.05:1 as of December 31, 1998, 1.29:1 at December 31, 1997 and 1.52:1 at December 31, 1996.

Investing Activities

     Net cash provided by investing activities was RMB 21,233 in 1998 as compared to net cash used in investing activities of RMB 57,245 in 1997 and RMB 240,545 in 1996, mainly due to decreased capital expenditures and decreases in amounts due from related companies in 1998 as compared to 1997 and 1996. Capital expenditures of RMB 16,586 in 1998 (RMB 48,287 in 1997 and RMB 167,430 in 1996)
consisted of costs related to the construction of new plant and machinery, as well as the renovation of existing facilities and equipment. These capital expenditures were financed primarily through short-term and long-term bank loans. The Company does not expect to spend more than the minimum required to maintain its equipment and facilities in 1999. As of December 31, 1998, the Company had no outstanding capital expenditure commitments.

Financing Activities

     Net cash provided by financing activities was RMB 96,824 in 1998 as compared to RMB 87,692 in 1997 and RMB 176,072 in 1996. The Company has historically relied on both short-term and long-term bank loans from Chinese banks to support its operating and capital requirements. Short-term bank loans, which have terms ranging from three months to six months, are utilized to finance both operating and capital requirements and are renewed on a revolving basis. Long-term bank loans are utilized to fund capital expansion projects. In 1997, principally all net cash provided by financing activities came from short-term and long-term bank loans. The Company believes that it will be able to continue to maintain and expand its bank borrowings under its current lending arrangements.

     In order to finance the Company's continuing operating and capital requirements, the Company has in the past evaluated, and is also currently evaluating, both debt and equity financing opportunities. During June 1996, the Company in a private placement sold 1,000,000 shares of common stock at U.S. $5.00 per share, generating net proceeds of U.S. $4,347 (RMB 36,085).

     In August 1996, China Bearings issued U.S.$11.5 million aggregate principal amount of the Convertible Debentures to three investors. The Convertible Debentures were convertible, at the option of the holders, in whole or in part, at any time into shares of Common Stock of the Company. The conversion price (the "Conversion Price") was initially U.S. $5.00 per share, subject to adjustment for (a) a change in par value of the Common Stock, (b) the issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) a rights offering at a price which is less than the lower of the then market price of the Common Stock or the Conversion Price, (e) the issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price of the Common Stock or the Conversion Price, (f) the issuance of shares at a price per share which is less than the lower of the then market price of the Common Stock or the Conversion Price and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ended December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such period. Due the Company's failure to achieve the projected cumulative audited earnings per common share of U.S.$1.79 for the two years ended December 31, 1997, the Conversion Price was adjusted to U.S.$1.84 per share pursuant to the terms of the Subscription Agreement.

     Unless earlier converted, the Convertible Debentures matured in August 1999. Interest accrued at a rate equal to the higher of (i) 5% per annum (net of withholding tax, if applicable) and (ii) the percentage of the dividend yield calculated by dividing the annual dividend declared per share of Common Stock of the Company by the Conversion Price. Interest on the Convertible Debentures was payable quarterly.

     At maturity, the Convertible Debentures were required to be redeemed at a redemption price equal to the principal amount then outstanding plus any accrued but unpaid interest, together with an amount sufficient to enable the holders to receive an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Subscription Agreement occurred, the Convertible Debentures become automatically due and payable at the principal amount outstanding together with accrued and unpaid interest and an amount that would enable the Investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default included breach of covenants after failure to cure after notice, failure to pay principal or interest, failure to pay indebtedness for borrowed money, certain events of bankruptcy or insolvency, judgement defaults, failure to achieve earnings per common share of at least U.S. $0.55 for each fiscal year commencing January 1, 1996, accounts receivable reaching a certain level in relationship to net sales and delisting or suspension of trading of the Company's Common Stock from Nasdaq.

     Due to the failure of the Company to achieve the required minimum earnings per common share of U.S.$0.55 in 1997, an event of default occurred. As a result, interest accrued at the default rate of 19.75% per annum. Pursuant to a Settlement Agreement reached in October 1998 with the investors, the investors agreed not to demand the immediate repayment of the Convertible Debentures. In addition, the aggregate principal amount of the Convertible Debentures (plus simple interest at a rate of 12.375% per annum until July 22, 1998 less interest paid) was restructured as a loan in an aggregate principal amount of U.S. $13,173. The debt, which carries a simple interest rate of 10% per annum, is required to be repaid over a period of three years ending on July 23, 2001. As part of the settlement, the Company also issued 466,667 shares of Common Stock to the investors, which are not transferable for a period of three years. The members of the Sunbase Group agreed that 50% of any public market funds raised by the Company or its subsidiaries would be applied immediately towards discharging the then outstanding debt and interest accrued thereon. The obligations of China Bearing under the Settlement Agreement are guaranteed by other members of the Sunbase Group on an at least pari passu basis with the guarantors' other present and future unsecured and unsubordinated obligations.

     China Bearing has failed to make three scheduled payments under the Settlement Agreement: (i) principal of $831 and interest of $109 due as of March 23, 1999, (ii) principal of $28 and interest of $102 due as of April 23, 1999 and (iii) principal of $29 and interest of $101 due as of May 23, 1999. As a result, there currently exists an event of default under the Settlement Agreement, and the investors are entitled to accelerate the entire principal amount outstanding together with any accrued but unpaid interest under the Settlement Agreement, and to call upon the guarantees by the other members of the Sunbase Group. The Company, China Bearing and the other members of the Sunbase Group are currently in negotiations with the investors regarding these events of default. While the Company believes that a workable solution can be reached with the investors in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.

     In connection with the acquisition by the Company of its interest in Harbin Bearing from Asean Capital, in addition to shares of Common Stock issued by the Company to Asean Capital, the Company issued a promissory note for U.S. $5,000 (RMB 41,600) (the "Promissory Note"). The Promissory Note is secured by a continuing security interest in all of the Company's right, title and interest in the outstanding capital stock of its wholly-owned subsidiary, China Bearing. The Promissory Note is denominated and repayable in full in U.S. dollars, and bears interest at a rate of 8% per annum. In connection with the issuance of the Convertible Debentures, Asean Capital agreed that for so long as any of the Convertible Debentures are outstanding, no amounts may be repaid by the Company on the Promissory Note unless there is sufficient working capital and the repayment is made in accordance with the following schedule:

Payment Period                                      Amount
--------------                                      ------
August 1, 1996 to July 31, 1997 up to U.S.$2,000 plus accrued interest August 1, 1997 to July 31, 1998 up to U.S.$1,500 plus accrued interest August 1, 1998 to July 31, 1999 up to U.S.$1,500 plus accrued interest

     In accordance with this schedule, a principal payment of U.S.$2,000 (RMB 16,700) was made in September 1996. As a result of the Company's current financial position, the directors do not expect to make any other repayments in the foreseeable future.

     The financial condition of the Company raises substantial doubt about the Company's ability to continue as an independent going concern. The description of the business, financial condition and results of operations of the Company contained in this Annual Report and in the financial statements included herein, however, have been prepared on a going concern basis. They do not include any adjustments that might result from the outcome of the uncertainty relating to the Company's ability to continue as a going concern, including, without limitation, adjustments to the carrying value of assets and liabilities or the classification of liabilities that would be necessary if the Company were not considered to be a going concern. Such adjustments would have a material adverse effect on the Company's financing condition. See "FACTORS THAT MAY AFFECT FUTURE RESULTS" below and the financial statements of the Company and the Independent Auditor's Report thereon, included elsewhere herein.

     See Note 2 to the Company's 1998 consolidated financial statements for a description of the Company's plans to maintain liquidity and obtain financing.

Inflation/Deflation and Currency Matters

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. During 1998, the general inflation rate in the PRC was under control, with the PRC experiencing a 2.6% deflation in prices in 1998. Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     The Company continually monitors the effects of inflation and deflation. In view of the change in market conditions and increased competition, the Company in an inflationary market may be unable to raise its prices to shift a portion of the inflated costs to customers, and the Company in a deflationary market may be forced to lower its prices to maintain competitive prices. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1996, 1997 and 1998.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

     Although the Company has export ambitions, historically, substantially all of the Company's sales have been domestic and settled in RMB. Moreover, historically, substantially all of the Company's costs have been incurred in RMB. It is possible, however, that the revenue/cost profile of the Company could change in the future, and if it does, then it is possible that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the results of operations. Currently, all of the Company's bank debts are denominated in RMB. However, the Company has indebtedness in respect of the Convertible Debentures that is denominated in U.S. dollars, so that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the Company's financial position. Although prior to 1994 the RMB experienced significant devaluation against the U.S. Dollar, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was U.S.$1.00 to RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, RMB
8.3 at December 31, 1996, RMB 8.3 at December 31, 1997 and RMB 8.3 at December 31, 1998. The People's Bank of China has declared its intention not to devalue the RMB. However, it is possible that competitive pressures resulting from the significant devaluation of other Asian currencies will ultimately force the Government of China to reconsider its position on devaluation of the RMB.


YEAR 2000 COMPLIANCE

     The Company has completed an assessment of its non-information technology systems, and believes based on that assessment that these systems do not contain any elements that are susceptible to Year 2000 problems. Based on recent assessments of its information technology systems, the Company has determined that some portions of its information processing systems, particularly the mainframe computer used by Southwest Products, will require modification or replacement in order to ensure that those systems are Year 2000 compliant. The Company intends to replace some of these information processing systems, but does not believe that the cost of such replacement will be material. The Company believes that Southwest Products will assume the cost of modifying or replacing the information processing systems used by Southwest Products, including the mainframe computer used by Southwest Products.

     The Company has also asked each of its third-party suppliers and vendors to confirm that they are Year 2000 compliant. Substantially all of the Company's suppliers and vendors have indicated that they expect to be Year 2000 compliant or that they do not anticipate that they are susceptible to Year 2000 problems. Most of Harbin Bearing's suppliers and vendors in China perform their operations and data recording manually without the use of computers or other information technology systems. As a result, the Company does not anticipate any Year 2000 problems from its suppliers and vendors in China.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Investment Matters

     Pursuant to the terms of the trusteeship which holds the Company's interest in Southwest Products, except under very limited circumstances, the Company can not exercise any control or influence over the business or management of Southwest Products and has no access to visit or obtain information from Southwest Products without prior trustee approval. As a result, the Company lost its control over Southwest Products since December 31, 1998 and all information contained in this Annual Report with respect to Southwest Products for the period subsequent to December 31, 1998 has been obtained through the trustee and the Company can not verify the accuracy or completeness of the information for the period subsequent to December 31, 1998. See ITEM 3, "LEGAL PROCEEDINGS."

     In addition, in acquiring Southwest Products, the Company expected to benefit from its technical and marketing capabilities, including leveraging such capabilities to improve the competitive position of Harbin Bearing in China and internationally. However, the terms of the trusteeship have inhibited the Company's ability to do so, which has had a significant impact on the Company's growth plans. The Company is currently reevaluating its business strategy, which may involve restructuring to reduce operating expenses, seeking an alliance with a strategic partner, reorganizing the Company's operations and/or divesting the Company's bearing manufacturing assets in China to diversify into other lines of business. However, no assurance can be given as to whether or when the Company will be able to successfully pursue any of these alternatives. See ITEM 1, "BUSINESS."

     The Company is currently conducting a review to determine if any claims may be brought by the Company against any party involved in its acquisition of Southwest Products as a result of the CFIUS investigation. However, no assurance can be given that any such claims by the Company would fully reimburse it for any loss it might realize upon a divestiture of Southwest Products.

ITAR Regulations

     For the duration of the Voting Trust Agreement, Southwest Products is subject to a temporary export licensing regime which requires all export sales or other overseas transfers of Southwest Products' products or technology to be reviewed and approved in advance by the DTC. Under this regime, the Company can not obtain access to Southwest Products' products, technology or facilities without prior written approval from the U.S. government.

Nasdaq De-Listing

     In February 1999, the Company's Common Stock was delisted from Nasdaq. After its delisting from Nasdaq, the Common Stock traded on the Bulletin Board. However, since May 20, 1999, the Company's Common Stock has not been trading on the Bulletin Board because there are currently no market makers making a market in the Common Stock and the Company is not current with its public information requirements. The Company is making efforts to become current in its public information requirements but no assurance can be given as to when trading in the Company's Common Stock on the Bulletin Board will resume or, if resumed, as to the market that will develop for the Common Stock or the prices at which it will trade. See Item 5, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS."

Potential Acceleration of Amounts due under the Settlement Agreement

     As a result of the failure by China Bearing to make three payments due under the installment provisions of the Settlement Agreement, the holders of the Convertible Debentures have the right to accelerate the payment of all amounts due under the Settlement Agreement, as well as the right to exercise all other remedies available to them under the subscription agreement pursuant to which the Convertible Debentures were purchased. While the Company believes that an equitable resolution may be reached with the holders of this indebtedness no assurances can be given in this regard and any acceleration would have a severe negative effect on the liquidity of the Company.

Substantial Leverage; Inadequacy of Earnings to Cover Fixed Charges

     The Company has, on a consolidated basis, total indebtedness of approximately RMB 814,484 (US$ 98,131) in 1998, resulting in a ratio of debt to total capitalization of 2.85:1 at that date. Substantially all of such indebtedness is denominated in RMB.

     The Company will require substantial cash flow to meet its repayment obligations on its indebtedness, as well as on any future additional indebtedness it may incur. For 1998, the Company's earnings were inadequate to cover fixed charges by approximately RMB 263,623 (U.S. $31,762) (Note: For purposes of this calculation, the term "fixed charges" means the total amount of debt service (principal and interest) due under the Convertible Debentures, as modified by the Settlement Agreement, during 1999. Debt service figures for 1998 in respect of the Convertible Debentures, as modified by the Settlement Agreement are not available because the Settlement Agreement was not entered into until the fourth quarter of 1998. The Promissory Note issued to Asean Capital also did not appear to be meaningful for purposes of this calculation because the Promissory Note is subordinated to the Convertible Debentures and was issued to a related party. The term "earnings" means net loss from continued operations during fiscal year 1998. Thus, for this calculation, 1998 net loss was simply added to 1999 debt service under the Convertible Debentures, as modified by the Settlement Agreement.)

     The ability of the Company to make scheduled interest payments on, and retire at maturity the principal of, its indebtedness is dependent on the Company's future performance. However, the Company experienced operating losses and negative cash flow from operations of RMB 146,384 and RMB 137,947, respectively, in 1998. The Company expects that net losses may continue for the foreseeable future in view of the current economic situation in China and many other factors beyond its control. In addition, the Convertible Debentures and the Settlement Agreement impose significant operating and financial restrictions on the Company. Such restrictions limit the Company's ability to create liens and its use of the proceeds from certain asset sales. These factors may make the Company more vulnerable to economic and industry downturns, limit its ability to obtain additional financing to fund future working capital requirements, capital expenditures or other general corporate purposes, and reduce its flexibility in responding to changing business or economic conditions or to a substantial decline in operating results.

     The Company may require substantial additional funds in the event it fails to meet its projected operating results or its needs exceed its projected capital requirements. The Company's future sources of financing may include equity and debt financings. Accordingly, the Company may be required to refinance a substantial portion of its indebtedness since cash flow from operations may be inadequate to meet payment obligations arising from its long term indebtedness. There can be no assurance that the Company will be able to raise necessary debt and/or equity proceeds to meet these debt obligations or that the Company will have requisite access to capital markets on acceptable terms.

Ability of the Company to Continue as a Going Concern

     The financial condition of the Company raises substantial doubt about the Company's ability to continue as an independent going concern. The description of the business, financial condition and results of operations of the Company set forth herein, and in the Company's financial statements included herein, however, have been prepared on a going concern basis. They do not include any adjustments that might result from the outcome of the uncertainty relating to the Company's ability to continue as a going concern, including, without limitation, adjustments to the carrying value of assets and liabilities or the classification of liabilities that would be necessary if the Company were not considered to be a going concern. Such adjustments would have a material adverse effect on the Company's reported financial condition.

Potential Changes in the Economy of China

     The economy of the PRC has experienced significant growth in the past decade. Much of this growth has been a result of governmental policies which have encouraged substantial private economic activity. The continuation of growth in China is now subject to a number of uncertainties including, without limitation, a continuation of governmental policies favoring private enterprise, continued success in maintaining a moderate rate of inflation, the ability of China to remain competitive with other Asian countries that have experienced significant devaluation of their currencies during the past two years, resolution of liquidity problems affecting the Chinese banking system and economy as a whole and the maintenance of uninterrupted trading relationships with the United States and other major trading partners. In the event that negative developments in these or other areas result in a slowdown or decline in the economy of China, it is likely that the future results of operations of the Company will be adversely effected.

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

Failure to Qualify Harbin Bearings to Automotive and Aerospace Quality Standards; Ability to Remain Competitive with Multinational Manufacturers.

     To date Harbin Bearing has been unable to establish procedures that would enable it to qualify to international quality standards, generally accepted automotive quality standards or aerospace quality standards. Such failure has resulted in Harbin Bearing's inability to capture orders from the U.S. automotive and aerospace industries. The international bearing industry is extremely competitive. Although the Company's main competitors are Eastern European manufacturers and manufacturers located in China, to a lesser extent, the Company also competes with companies such as Svenska Kugellager Fabriken, Fisher Aktien Gesellschast, New Technology Network, NSK, Timken, Torrington-Fafnir and Nippon Miniature Bearing, who dominate this market. The Company had hoped that its acquisition of Southwest Products would not only allow it to access the U.S. bearing market, but also allow it to implement U.S. manufacturing methods and quality control procedures at Harbin Bearing to develop new products and meet the stringent requirements of many non-PRC OEMs. By doing so, the Company expected to increase its penetration of the international bearing market. As a result of the Company's decision to dispose of Southwest Products in response to the CFIUS investigation, however, the Company has suspended indefinitely its plan to enable Harbin Bearing to meet these international standards. Failure to qualify Harbin Bearing to these standards is expected to constrain the Company's future growth.

     The Company's products may become obsolete as a result of new technologies or new developments affecting the bearing industry. The Company's ability to remain competitive depends in significant part on its ability to anticipate and stay abreast of new technological developments, fund research and development, introduce new products and retain key personnel for these functions. Some of the Company's competitors have substantially greater resources available for these purposes. To the extent that the Company does not generate adequate cash flow or obtain other financing to fund product development, the Company's competitive, including by positioning will probably be adversely effected, which may result in a loss of sales or lower productivity.

Southwest Products Company Environmental Issues

     Southwest Products occupies property that has been the subject of environmental remediation mandated by the County of Los Angeles. Remediation took place in 1993 and again in 1997. Employees of the lessor for the property have informed Southwest Products that the remediation has been successfully completed and that the lessor has received approval from the State of California for the remediation that has been conducted. Southwest Products does not believe that it has any liability regarding this issue. However, no assurance can be given in this regard.

Impact of the Turmoil in Asian Markets

     The turmoil in Asian markets may affect the political and economic policies in China and the continued deterioration of the Asian market coupled with the liquidity restraints imposed in China could adversely affect the Company's operations and the collectability of its accounts receivable. Continuation of these trends could also impair the Company's liquidity.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities. Currently, the Company is unable to hedge its RMB-hard currency exchange risks due to restrictions imposed by the government of the PRC which prevent financial institutions to engage in foreign currency transactions offering forward exchange contracts with respect to the RMB.

Foreign Currency Risk

     Although the Company has export ambitions, historically, substantially all of the Company's sales have been domestic and settled in RMB. Moreover, historically, substantially all of the Company's costs have been incurred in RMB. Thus, the functional currency of Harbin Bearing and the Company's other PRC subsidiaries is the RMB. It is possible, however, that the revenue/cost profile of the Company could change in the future, and if it does, then it is possible that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the results of operations.

     Currently, all of the Company's bank debts are denominated in RMB. However, the Company has indebtedness under the Settlement Agreement (and under the Convertible Debentures and Subscription Agreement in the event a satisfactory settlement can not be made pursuant to default under the Settlement Agreement) that is denominated in U.S. dollars, so that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the Company's financial position.

     As a result of the foregoing factors, the Company is subject to risk from fluctuations in the value of the RMB relative to the U.S. dollar.

     The RMB is translated into U.S. dollars in consolidation, and will result in cumulative translation adjustments which are included in other comprehensive income (loss). The potential effect on other comprehensive income (loss) resulting from a hypothetical 5%, 10% and 20% weakening in the quoted RMB rate against the U.S. dollar would have resulted in a $1,695, $3,237 and $5,934 decrease in consolidated stockholders' equity and an $840, $1,603 and $2,939 decrease in net loss in 1998. The same hypothetical movements would have resulted in an RMB 5,402, RMB 10,803 and RMB 21,604 increase in the amount of debt service payable by the Company under the Settlement Agreement in 1998 on an annualized basis. Actual results may differ.

Interest Rate Risk

     The Company's bank loans are all fixed rate and denominated in RMB. Fixed rates range between 7.6% per annum and 9.5% per annum for short-term loans, and between 3.7% per annum and 15.12% per annum for long-term loans. The total amount of short-term bank loans outstanding as of December 31, 1998 was RMB 516,232, with an effective interest rate of 7.9% per annum The total amount of long-term bank loans outstanding as of December 31, 1998 was RMB 156,113, with an effective interest rate of 8.4% per annum. In addition, the Company has indebtedness under the Settlement Agreement (and under the Convertible Debentures and Subscription Agreement in the event a satisfactory settlement can not be made pursuant to default under the Settlement Agreement) at fixed rates of interest (see ITEM 7 - "FINANCING ACTIVITIES"). As such, the Company is exposed to interest rate risk on its long-term bank loans and in respect of its indebtedness under the Settlement Agreement (or Convertible Debentures and Subscription Agreement). Given banking practices in the PRC, the Company believes that it will be able to refinance its long-term bank loans at market rates whenever they drop significantly below the fixed rates specified on its long-term bank loans. At present, the Company believes that the risk of a significant drop in relevant market interest rates during the term of the debt under the Settlement Agreement is remote; however, the Company may consider entering into hedge transactions if such a risk is perceived to increase.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited financial statements as of December 31, 1997 and 1998 and for the years ended December 31, 1996, 1997 and 1998 are set forth beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE
          REGISTRANT

     The Company's directors, executive officers and significant employees as of May 31, 1999 are listed below. The Board of Directors of the Company is comprised of only one class. Directors are elected annually to serve until the following annual shareholders' meeting.

Name                        Age     Office
----                        ---     ------
Gunter Gao                   43     Chairman Chief Executive Officer and
                                    President

(Roger) Li Yuen Fai          38     Director, Vice President and
                                    Chief Financial Officer

Philip Yuen                  62     Director

(Davis) Lai Kwan Fai         35     Corporate Secretary

Zhang Zheng Bin              51     General Manager, Harbin Bearing

(Harris) Lau Kwok Kei        34     Chief Accounting Officer

Todd Stockbauer              36     Chief Financial Officer, Southwest Products

John Leonaik                 62     Chief Engineer, Southwest Products

     GUNTER GAO, CHAIRMAN AND DIRECTOR, 43. Mr. Gao, a Hong Kong businessman who has extensive business experience in China, is the Chairman of the Board and a principal of Sunbase International, which indirectly owns a controlling position in The Company. Sunbase International has various industrial holdings in China, in industries such as aviation, transportation, cement, steel and retail. Mr. Gao is also the Chairman of the Board of The Company. Mr. Gao is responsible for the overall strategy of the Company. Mr. Gao is actively and directly involved in all operational and strategic transactions. During the 1980's, Mr. Gao engaged in trading and investment activities in industries such as food, timber, real estate, coal and textiles. Based on his success in these activities and with the support of several banks in China, Mr. Gao has turned Sunbase International into a leading China industrial company. Mr. Gao is currently a member of the Chinese People's Political Consultative Conference. Mr. Gao is the youngest member of the Congress and is widely respected for his contributions to the country's development. Mr. Gao's strong reputation in China has enabled Sunbase International to engage in and complete many difficult transactions, including acquiring a majority interest in Harbin Bearing and obtaining a license to create an airline in China. Now known as Northern Swan Airlines, this airline enjoys international prominence and the financial support of the Bank of China and the People's Construction Bank of China. Mr. Gao serves as a Senior Economic Advisor to several Chinese municipal and provincial governments, including the governments of Tianjin, Hebei, Shaanxi, Xinjiang and Harbin. In addition, Mr. Gao is the deputy director of the Sino-Foreign Entrepreneurs Cooperative Committee.

     (ROGER) LI YUEN FAI, CHIEF FINANCIAL OFFICER, VICE-PRESIDENT AND DIRECTOR,
38. Mr. Li has been the Chief Financial Officer and a Director of the Company since 1994. From 1990 to 1991 he was compliance manager of Hong Kong Securities Clearing Company Limited. Mr. Li was employed by Coopers & Lybrand in Hong Kong from 1980 to 1990 (his most recent position was audit manager) and was a partner in a Hong Kong accounting firm from 1992 to 1993.

     PHILIP YUEN, DIRECTOR, 62. Mr. Yuen is a solicitor of the Supreme Court of Hong Kong. He became a practicing solicitor in 1962 and founded the solicitors' firm of Yung, Yu, Yuen & Co. in 1965. He is currently the managing partner of his firm. He has over 30 years experience in legal practice. Mr. Yuen has been a member of The National Committee of the Chinese People's Political Consultative Conference since 1983 and has been a member of the China International Economic and Trade Arbitration Commission for the past 16 years. Mr. Yuen has established extensive relationships with businesses in the PRC and is also a non-executive director of Tsingtao Brewery Company Limited, Henderson Development Company Limited, Henderson (China) Investment Company Limited and Melbourne Enterprises Limited, all of which are listed on The Stock Exchange of Hong Kong Limited.

     (DAVIS) LAI KWAN FAI, CORPORATE SECRETARY, 35. Mr. Lai has been the Corporate Secretary of The Company since 1996. Mr. Lai holds a Master of Arts Degree in Economics and Finance from the University of Leeds in the United Kingdom. Prior to joining The Company, he was employed in the commercial sector with over 5 years of experience in enterprise management and business development in China.

     ZHANG ZHENG BIN, GENERAL MANAGER, 51. Mr. Zhang was appointed the General Manager of Harbin Bearing in 1997 and is responsible for the day-to-day operations as well as sales and marketing of Harbin Bearing. Mr. Zhang has been a high ranking employee of Harbin Bearing for over 11 years in a variety of senior management positions. Mr. Zhang holds a degree in Engineering from Harbin Polytechnic University. Mr. Zhang departed from the Company in April of 1999.

     (HARRIS) LAU KWOK KEI, CHIEF ACCOUNTING OFFICER, 34. Mr. Lau has been the Chief Accounting Officer of The Company since February 1998. Mr. Lau holds a Master of Business Administration Degree with emphasis in Strategic and Marketing Management from University of Leicester in United Kingdom. He has over 7 years of work experience in the accounting and auditing profession. Prior to joining The Company, Mr. Lau was employed by the international accounting firm of Deloitte Touche Tohmatsu specializing in corporate advisory and merger and acquisition services.

     TODD STOCKBAUER, CHIEF FINANCIAL OFFICER, 36. Mr. Stockbauer has been employed as the Chief Financial Officer of Southwest Products since 1991 and directs its financial and administrative operations. Prior to 1991, he was employed in the public accounting sector, specializing in bankruptcy, litigation support and business turnarounds. Mr. Stockbauer holds a Bachelor of Arts Degree in Business and Economics with an emphasis in Accounting from the University of California at Santa Barbara and is a Certified Public Accountant in the State of California.

     JOHN LEONIAK, CHIEF ENGINEER, 62. Mr. Leoniak has been the Chief Engineer at Southwest Products since 1991. As Chief Engineer, Mr. Leoniak supervises Southwest Products' engineering. Prior to joining Southwest Products, Mr. Leoniak was employed by Grumman Aircraft Systems as the head of its Landing Gear, Armament, Carrier Suitability and Survivability Group. Mr. Leoniak has contributed to the writing of various US Navy manufacturing specifications, including MIL-B-8942, MIL-B-81820, MIL-B-81819 and MIL-STD-1599. Mr. Leoniak holds a Bachelor of Science Degree in Mechanical Engineering from the Polytechnic Institute of Brooklyn.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables set forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to its Chief Executive Officer and the only other executive officer whose compensation exceeded U.S.$100,000 in 1998:

                          SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
                                                                                ----------------------
          Annual Compensation                                              Awards                  Payouts
                                                                           -------------------------------

--------------------------------------------------------------------------------------------------------------------
        (a)            (b)      (c)         (d)          (e)           (f)          (g)        (h)         (i)
--------------------------------------------------------------------------------------------------------------------
                                                        Other
        Name                                           Annual      Restricted   Securities              All Other
        and                                            Compen-        Stock     Underlying     LTIP      Compen-
     Principal                                         sation        Awards       Options    Payouts     sation
      Position        Year   Salary (US$) Bonus (US$)   (US$)         (US$)          (#)      (US$)       (US$)
--------------------------------------------------------------------------------------------------------------------
William McKay/(1)/    1998     285,000         --   15,000 /(3)/           --           --        --   9,097/(4)/
                    ------------------------------------------------------------------------------------------------
CEO, President,       1997     285,000         --             --           --           --        --           --
Director            ------------------------------------------------------------------------------------------------
                      1996     284,327         --             --           --      800,000        --           --
--------------------------------------------------------------------------------------------------------------------
Billy Kan/(2)/        1998     220,025         --             --           --           --        --           --
                     ------------------------------------------------------------------------------------------------
Vice Chairman,        1997     209,677         --             --           --           --        --           --
 Director            ------------------------------------------------------------------------------------------------
                      1996     111,804         --             --           --      600,000        --           --
--------------------------------------------------------------------------------------------------------------------

(1) As part of the arrangements with CFIUS, William McKay was removed as Chief Executive Officer, Vice President and Director of the Company effective as of May 6, 1999.

(2) Billy Kan resigned from his position as Vice Chairman and Managing Director as of November 22, 1998. The employment agreement with Billy Kan was effective as of August 1, 1996. As such, his compensation for 1996 included only five months.

(3)  Consists of US$15,000 per annum car allowance.

(4) Consists of US$1,079 matching contribution by Southwest Products under its 401(k) plan, and US$8,018 constituting the cash value of unused vacation days paid by Southwest Products during 1998.

OPTIONS GRANTS IN 1998

     No stock options were granted in 1998.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

-------------------------------------------------------------------------------------------------
      (a)              (b)               (c)                 (d)                     (e)
 -------------------------------------------------------------------------------------------------
                                                                                   Value of
                                                    Number of Securities         Unexercised
                                                         Underlying              In-the-Money
                                                     Unexercised Options           Options
                                                        at FY-End (#)        at FY-End ($) /(3)/
                 Shares Acquired
                   on Exercise     Value Realized       Exercisable/             Exercisable/
     Name              (#)               ($)            Unexercisable           Unexercisable
-------------------------------------------------------------------------------------------------
William McKay                ---              ---     320,000/480,000                    ---/---

-------------------------------------------------------------------------------------------------
Billy Kan                    ---              ---     569,863/ 30,137/(1)/               ---/---

-------------------------------------------------------------------------------------------------

(1) The employment agreement with Mr. Kan provided for vesting of options "day to day" up to his last day of employment. In accordance with the terms of this employment agreement, the number of vested stock options is arrived at by calculating the number of days from January 16, 1998, the date on which Mr. Kan entered into his employment agreement with the Company, through November 22, 1998, the date of Mr. Kan's resignation, divided by 365 days, and multiplied by 200,000 options, the number of options which would have otherwise vested had Mr. Kan not resigned. The employment agreement between Mr. Kan and the Company provides that his options which have vested during his employment may be exercised notwithstanding the fact that he no longer works for the Company.

(3) The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price at December 31, 1998. As of December 31, 1998, no options granted were in the money.


STOCK OPTION PLAN

     On January 2, 1996, the Company's Board of Directors adopted the 1995 Sunbase Asia, Inc. Stock Option Plan (the "Plan"). The Plan permits the grant of options to purchase an aggregate of up to 2,500,000 shares of the Common Stock of the Company. Under the Plan, incentive stock options and non-qualified stock options may be issued. Eligible participants under the Plan are those individuals that the compensation committee of the board of directors of the Company (the "Committee") in its discretion determines should be awarded such incentives in the best interests of the Company; provided, however, that incentive stock options may only be granted to employees of the Company and its affiliates. The Committee has the power to determine the price, terms and vesting schedule of the options granted. All incentive stock options will have option exercise prices per option share not less than the fair market value of a share of the Common Stock on the date the option is granted, except that in the case of incentive stock options granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate of the Company, the price shall not be less than 110% of such fair market value. The Plan terminates on the earlier of that date on which no additional shares of Common Stock are available for issuance under the Plan or January 2, 2006.

     Under the employment agreement dated January 16, 1996 between the Company and William R. McKay, and pursuant to the Plan, the Company granted Mr. McKay options to purchase an aggregate of up to 800,000 shares of Common Stock of the Company. The options granted to Mr. McKay vested at the rate of 160,000 shares per each full year of Mr. McKay's employment under the Agreement. All unexercised options expire six years after the date on which such options vested, unless Mr. McKay first resigns or is terminated for cause as defined in his employment agreement. On May 6, 1999, as required by the CFIUS, Mr. McKay was removed as a director and executive officer of the Company. As of such date, Mr. McKay had vested options exercisable for 480,000 shares of Common Stock. He also had unexercisable options for an additional 320,000 shares. By the terms of his employment agreement, the options for the 320,000 shares which had not yet vested became null and void. However, the Company has not yet made a determination as to whether Mr.

McKay's removal constituted termination for cause or termination without cause under his employment agreement, which affects the exercisability of his remaining options. If Mr. McKay was terminated for cause, the 480,000 vested options will be exercisable until August 4, 1999. If he was terminated without cause, the vested options will be exercisable for six years after the date on which they vested (but, in any case, only until January 16, 2006). Of the 480,000 options which had vested at the time of Mr. Kay's departure from the Company, 160,000 are exercisable at U.S. $6.65 per share, 160,000 are exercisable at U.S. $7.75 per share and the remaining 160,000 are exercisable at U.S. $9.25 per share.

     On July 1, 1996, the Compensation Committee of the Company also granted stock options to the following individuals on the following terms:

                     Vesting                 Exercise
                     Schedule -              Price/Share         Number
Option Holder        one year from:          (U.S.)              Option
-----------------    ----------------        -------------       -------
Billy Kan(1)         January 16, 1996            6.375           200,000
                     January 16, 1997            6.375           200,000
                     January 16, 1998            6.375           200,000
                                                                 -------
                                                                 600,000
                                                                 =======

Roger Li             January 16, 1996            6.375           200,000
                     January 16, 1997            6.375           200,000
                     January 16, 1998            6.375           200,000
                                                                 -------
                                                                 600,000
                                                                 =======

Dickens Chang(2)     January 16, 1996            6.375            15,000
                     January 16, 1997            6.375            15,000
                     January 16, 1998            6.375            20,000
                                                                 -------
                                                                  50,000
                                                                 =======


(1) Mr. Billy Kan resigned from employment with the Company effective November 22, 1998. The employment agreement between Mr. Kan and the Company provides that his options which have vested during his employment may be exercised notwithstanding the fact that he no longer works for the Company. See footnote
(1) to the "Aggregated Option Exercises and Fiscal Year-End Option Value
Table."

(2) Mr. Dickens Chang resigned from employment with the Company effective February 28, 1998. Pursuant to the Option Agreement between Mr. Chang and the Company, all unexercised options held by Mr. Chang (whether or not vested) expired immediately upon termination of employment.


EMPLOYMENT AGREEMENTS

     On January 16, 1996, the Company and Southwest Products entered into an employment agreement with William R. McKay (the "Agreement") pursuant to which Mr. McKay was employed to serve as President and Chief Executive Officer of Southwest Products and as President and Chief Executive Officer of the Company for a term of five years. Under the terms of the Agreement, Mr. McKay was paid an annual base salary of $285,000. The base salary was to be increased or decreased (to a minimum of $225,000), based upon an annual review of Mr. McKay's performance. In addition to the base salary, the Board of Directors of the Company had sole discretion to pay Mr. McKay a bonus for any particular year of his employment. Mr. McKay was also entitled to stock options as described under "Stock Option Plan." As part of the conclusion of the CFIUS investigation, Mr. McKay was removed from his positions as President and Chief Executive Officer effective May 6, 1999.

     On January 16, 1996, the Company, Southwest Products and Mr. McKay also entered into a Confidentiality and Non-Competition Agreement pursuant to which Mr. McKay agreed to keep certain information of the Company, Southwest Products and their affiliates confidential, and was prohibited from competing with the Company, Southwest Products and their affiliates during the term of that agreement.

     Pursuant to the terms of an employment agreement between the Company and Mr. Kan dated August 1, 1996, Mr. Kan was employed as the Vice Chairman and the Managing Director of the Company. The term of the employment commenced August 1, 1996. Mr. Kan's duties included the development, marketing and promotion of the products of the Company as determined and assigned by the Board of Directors. Mr. Kan was paid a salary of HK$1,625,000 (approximately U.S. $209,000 per annum) and was subject to the review by the Board of Directors on an annual basis. Mr. Kan was also entitled to stock options as described under "Stock Option Plan." Mr. Kan resigned from his positions as Vice Chairman and Managing Director effective November 22, 1998.

DIRECTOR COMPENSATION

     With the exception Mr. Kan, whose compensation under his employment agreement included services rendered as both an executive officer and a director of the Company, no director is entitled to receive compensation in respect of his or her services as a director of the Company.

     There are no interlocking relationships between members of the compensation committee and executive officers, and there is no insider participation in the making of compensation decisions.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 19, 1999, the stock ownership of all persons known to own beneficially five percent (5%) or more of the voting securities of the Company, and all directors and executive officers of the Company, individually and as a group. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to shares beneficially owned and all addresses are in care of the Company. Beneficial ownership has been determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, (the "Exchange Act"). All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.


                                                Common Stock                         Series A Preferred
                                                                                     Stock

                                                Amount of Beneficial    Percent      Amount of Beneficial     Percent
                                                --------------------    -------      --------------------     -------
                                                Ownership               of Class     Ownership                of Class
                                                ---------               --------     ---------                --------
Name (Position)                                 (# shares)              %            (# shares)               %
---------------                                 ----------              -            ----------               -
Directors & Officers:
--------------------

Gunter Gao                                      12,339,900       (1)       46.6%                   36 (2)        100%
                                                                 (3)                                  (3)

Roger Li Yuen Fai                                  600,000       (4)        4.1%                   --             --

Davis Lai Kwan Fai                                      --                   --                    --             --

Philip Yuen                                             --                   --                    --             --

Directors & Executive Officers As A             12,939,900                 47.8%                   36 (2)        100%
Group                                                                                                 (3)
(4 persons)

5% Stockholders:
---------------

Sunbase International (Holdings) Limited        12,339,900       (1)       46.6%                   36 (2)        100%

Asean Capital Limited                           12,339,900       (1)       46.6%                   36 (2)        100%

The New China Hong Kong Limited                 1,311,100                    7.4%                  --             --


Notes:
-----

(1) Consists of 8,739,900 outstanding shares of Common Stock owned by Asean Capital and 3,600,000 shares of Common Stock issuable upon the conversion of the 36 shares of Series A Preferred Stock owned by Asean Capital. Sunbase International owns 100% of Asean Capital, and Gunter Gao and his spouse, Linda Yang, together own 100% of Sunbase International.

(2) All of these shares are owned by Asean Capital and may be deemed to be beneficially owned by Sunbase International and Mr. Gao. Each share entitles the holder thereof to 500,000 voting rights. However, pursuant to the terms of the Settlement Agreement (and the terms of the Subscription Agreement and Convertible Debentures), Asean Capital is prohibited from exercising these voting rights.

(3) Includes shares of the Company's Common Stock and Series A Preferred Stock beneficially owned by Gunter Gao and his spouse, Linda Yang, due to each of them owning 50% of the capital stock of Sunbase International, which in turn owns all of the capital stock of Asean Capital. Each of Ms. Yang and Mr. Gao disclaims beneficial ownership of the shares held by the other.

(4) Consists of 600,000 shares of Common Stock issuable upon exercise of currently exercisable stock options granted to Mr. Li. See
     "Stock Option Plan."

          The address of Mr. Gao and Messrs. Li, and Lai is 19/F., First Pacific Bank Centre, 51-57 Gloucester Road, Wanchai, Hong Kong. The address of New China Hong Kong is 25/F., Bank of China Tower, 1 Garden Road, Hong Kong. The address of Mr. Yuen is 11/F., Wing Lung Bank Building., 45 Des Voeus Road, Hong Kong.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (all figures expressed in thousands)

     In December 1994, Asean Capital transferred all of its interest in China Bearing to the Company in exchange for shares of the Company's common stock and the Promissory Note (in an aggregate principal amount of U.S.$5,000) which is secured by a continuing security interest in all of the Company's right, title and interest in the outstanding capital stock of its wholly-owned subsidiary, China Bearing. The Promissory Note is denominated and repayable in full in U.S. dollars, and bears interest at a rate of 8% per annum. In connection with the issuance of the Convertible Debentures, Asean Capital agreed that for so long as any of the Convertible Debentures are outstanding, no amounts may be repaid by the Company on the Promissory Note unless there is sufficient working capital and the repayment is made in accordance with the following schedule:

Payment Period                                      Amount
--------------                                      ------
August 1, 1996 to July 31, 1997 up to U.S.$2,000 plus accrued interest August 1, 1997 to July 31, 1998 up to U.S.$1,500 plus accrued interest August 1, 1998 to July 31, 1999 up to U.S.$1,500 plus accrued interest

     In accordance with this schedule, a principal payment of U.S.$2,000 (RMB 16,700) was made in September 1996. The directors do not envisage any other repayments being made in the foreseeable future.

     Harbin Bearing and Harbin Precision have entered into leases (the "Ancillary Transport Equipment Lease" and the "Manufacturing Machinery Lease" together the "Leases"), covering all equipment and assets of the Bearing Factory relating to the bearing operations which were not contributed to the Company in the Restructuring. The Leases cover cars, trucks, machinery and equipment used in manufacturing, office administration and power generation and provide for total annual payments of RMB 25,530 (U.S.$ 3,076). The Company is currently negotiating a renewal of the Ancillary Transport Equipment Lease which expired on December 31, 1998. At the expiration of the Manufacturing Machinery Lease in December 31, 2001, Harbin Bearing has the right to either renew the lease or acquire the equipment.

     Harbin Bearing and Harbin Holdings have entered into a lease covering plants and buildings used in Harbin Bearing's business which were not contributed to Harbin Bearing in the restructuring (the "Plant Lease"). The Plant Lease provides for annual rent payments of RMB 3,751 (U.S.$ 452). Although the Plant Lease expired on December 31, 1998, Harbin Bearing is still currently using the premises and is in the process of negotiating a renewal of the Plant Lease, has the right to extend the Plant Lease at market rent for another five years.

     Harbin Holdings and Harbin Bearing entered into a lease on January 1, 1994 providing for the use of land by Harbin Bearing at the rate of RMB 2,508 (U.S.$
302) per annum, subject to future adjustments in accordance with changes in government fees.

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

     Pursuant to the Restructuring, Harbin Holdings assumed responsibilities for the pension payments of all employees of the Bearing Factory who retired or left the Bearing Factory prior to the Restructuring. Harbin Bearing and Harbin Holdings have entered into an agreement (the "Pension Agreement") relating to pension arrangements after the Restructuring. The Pension Agreement provides that Harbin Bearing may satisfy the statutory requirement to pay an amount equal to 22% of annual wages to the municipal government to fund future pension obligations of its existing employees by making such payments to Harbin Holdings as representative of the municipal government of Harbin, and Harbin Holdings agrees to be responsible for all pension obligations to employees of Harbin Bearing who retire or leave after the Restructuring.

     See Note 21 of the Company's 1998 consolidated financial statements for more detailed information.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K

(a)  The following are filed as part of this Form 10-K:

INDEX TO FINANCIAL STATEMENTS
SUNBASE ASIA, INC. AND SUBSIDIARIES CONSOLIDATED

 Report of Independent Auditor.......................................................................

 Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998...........................

 Consolidated Statements of Income for the years ended December 31, 1996, December 31, 1997 and December 31, 1998..............................................................................

 Consolidated Statements of Cash Flows for the years ended December 31, 1996, December 31,
  1997 and December 31, 1998.........................................................................

 Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31,
  1996, December 31, 1997 and December 31, 1998......................................................

 Notes to Consolidated Financial Statements..........................................................


INDEX TO EXHIBITS:

Exhibit No.
----------

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

3.2  Articles of Merger (1)

3.3 Amended and Restated Certificate of Designation for Series A Convertible Preferred Stock. (1)

3.4  Secured Promissory Note in favor of Asean Capital Limited. (2)

3.5 Third Amended and Restated Certificate of Designation for Series B Preferred Stock. (4)

Voting trust agreement

9.1 Voting Trust Agreement dated December 31, 1998, between the Company, Southwest Products and Samuel T. Mok.

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

10.19 1995 Stock Option Plan. (5)

10.20 Form of Registration Rights Agreement relating to the Private Placement Shares. (5)

10.21 Employment Agreement dated as of August 1, 1996 between the Company and Billy Kan. (5)

10.22 Subscription Agreement (together with Form of Debentures and Guaranty) dated August 2, 1996 among China Bearing, Asean Capital, China International Bearing Holdings Limited, the Company, Southwest Products, Glory Mansion, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and Chine Investissement 2000. (5)

10.23 Settlement Agreement dated October 16, 1998, among China Bearing, Asean Capital, China International Bearing Holdings Limited, the Company, Southwest Products, Sunbase International, Extensive Resources, Glory Mansion, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and Chine Investissement 2000.

10.24 Letter of O'Melveny & Myers to U.S. Department of the Treasury dated December 16, 1998, and reply letter of U.S. Department of the Treasury to O'Melveny & Myers dated December 17, 1998.

Statement re computation of per share earnings

11.1  See Note 18 to the Company's consolidated financial statements.

Statement re computation of ratios

12.1  Statement re computation of ratios.

Annual report to security holders, Form 10-Q or quarterly report to security holders

13.1  None.

Letter re change in certifying accountant

16.1  None.

Letter re change in accounting principles

18.1  None.

Subsidiaries of the Company

21.1  Subsidiaries of the Company (7)

Published report regarding matters submitted to vote of securityholders

22.1  None.

Consents of experts and counsel

23.1  None.

Power of attorney

24.1  None.

Financial Data Schedule

27.1  Financial Data Schedule for FY 1998.

27.2  Restated Financial Data Schedule for FY 1997.

27.3  Restated Financial Data Schedule for FY 1996.


Notes:
-----

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

     (7) Filed with the Company's Form 10-K, dated March 15, 1998 and incorporated by reference herein.


  (b)     Reports on Form 8-K:

          None.

  (c) Reference is made to the list of Exhibits and the Exhibits filed as a part of this Form 10-K.

  (d) Reference is made to the financial statement schedules filed as part of this Form 10-K.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUNBASE ASIA, INC.

Date: June 10, 1999                 By: /s/ Gunter Gao
                                        -----------------------------------
                                        Gunter Gao, Chairman, President, Chief
                                        Executive Officer, and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  SIGNATURES


Date: June 10, 1999                By: /s/ Gunter Gao
                                   -------------------------------------
                                   Gunter Gao Chairman, President,
                                   Chief  Executive Officer, and Director


Date: June 10, 1999                By: /s/ (Roger) Li Yuen Fai
                                   -------------------------------------
                                   (Roger) Li Yuen Fai, Vice President
                                   Chief Financial Officer and Director


Date: June 10, 1999                By: /s/ Philip Yuen
                                   -------------------------------------
                                   Philip Yuen, Director


Date: June 10, 1999                By: /s/ Harris Lau
                                   -------------------------------------
                                   Harris Lau, Chief Accounting Officer

                         INDEX TO FINANCIAL STATEMENTS


                                                                         Pages
                                                                         -----

SUNBASE ASIA, INC. AND SUBSIDIARIES:

 Report of Independent Auditors                                            2

 Consolidated Balance Sheets as of December 31, 1997                     3 - 4
   and December 31, 1998

 Consolidated Statements of Income for the years ended
   December 31, 1996, December 31, 1997 and December 31, 1998            5 - 7

 Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, December 31, 1997 and December 31, 1998            8 - 10

 Consolidated Statements of Changes in Shareholders'
   Equity for the years ended December 31, 1996,
   December 31, 1997 and December 31, 1998                                 11

Notes to Consolidated Financial Statements                              12 - 45

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
     Sunbase Asia, Inc.


     We have audited the accompanying consolidated balance sheets of Sunbase Asia, Inc. and its subsidiaries as of December 31, 1998 and 1997 and the related statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Sunbase Asia, Inc. and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that Sunbase Asia Inc. and its subsidiaries (hereafter referred to as the "Group") will continue to operate as a going concern. As more fully described in note 2, the Group incurred a substantial consolidated net loss for the year ended December 31, 1998 which resulted in a tight cash flow position and a default in repayment of an instalment loan subsequent to December 31, 1998. These conditions raise substantial doubt about the Group's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.


Ernst & Young
Certified Public Accountants

Hong Kong
7 June 1999

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997
                             AND DECEMBER 31, 1998

      (Amounts in thousands, except number of shares and per share data)

                                         Notes    1997       1998      1998
                                                   RMB        RMB       US$
                                                   ---        ---       ---
ASSETS
Current assets
 Unrestricted cash and bank balances               39,343     19,075    2,298
 Deposit with a financial institution              23,750          -        -
 Accounts receivable, net                  5      480,400    468,075   56,396
 Notes receivable                                   6,190      2,440      294
 Inventories, net                          6      477,217    572,176   68,937
 Other receivables                                 41,342     26,720    3,219
 Due from related companies               21      300,023    205,216   24,724
                                                ---------  ---------  -------
Total current assets                            1,368,265  1,293,702  155,868
Fixed assets                               7      631,812    559,245   67,379
Net assets of discontinued operation       8            -     42,798    5,156
Deferred assets                            9       14,383      9,553    1,151
Goodwill                                   8       10,760          -        -
                                                ---------  ---------  -------

Total assets                                    2,025,220  1,905,298  229,554
                                                =========  =========  =======



                                                                   continued/...
             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE  SHEETS AS OF DECEMBER 31, 1997,
                       AND DECEMBER 31, 1998 (continued)

      (Amounts in  thousands, except number of shares and per share data)

                                                      Notes    1997       1998      1998
                                                                RMB        RMB       US$
                                                                ---        ---       ---
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short term bank loans                                 10     435,403    516,232   62,197
 Long term bank loans, current portion                 14     140,772    156,113   18,809
 Accounts payable                                             115,646    141,616   17,062
 Accrued liabilities and other payables                       111,501    122,431   14,751
 Short term obligations under capital leases           11      20,441     20,933    2,522
 Secured promissory note                             1,12      12,450     24,900    3,000
 Income tax payable                                     4      50,392     50,358    6,068
 Taxes other than income                                       38,972     30,417    3,664
 Due to related companies                              21      18,730     51,579    6,214
 Other loans                                           13           -    117,239   14,125
 Interest payable on convertible debentures            13      20,035          -        -
 Convertible debentures                                13      95,450          -        -
                                                            ---------  ---------  -------
Total current liabilities                                   1,059,792  1,231,818  148,412
Long term obligations under capital leases             11      68,483     47,550    5,729
Long term bank loans                                   14       4,005          -        -
Secured promissory note                              1,12      12,450          -        -
Minority interests                                            441,490    330,409   39,808
                                                            ---------  ---------  -------
                                                            1,586,220  1,609,777  193,949
Shareholders' equity:
Common Stock, par value US$0.001 each,
 50,000,000 shares authorized;
 13,652,084 (1997: 12,700,142) issued,
   and fully paid-up                                 1,17         107        115       14
 466,667 (1997: Nil) shares issuable
   on debt restructuring                             1,17           -      2,905      350
Preferred Stock, par value US$0.001 each,
 25,000,000 shares authorized;
   Convertible Preferred Stock
     - Series A; 36 shares issued and outstanding    1,17      44,533     44,533    5,365
   Convertible Preferred Stock
     - Series B; Nil (1997: 6,800 shares)
       issued and outstanding                           1      28,288          -        -
Contributed surplus                                    17     186,772    215,052   25,910
Reserves                                               18      27,971     28,002    3,374
Accumulated other comprehensive income                 19       1,247      1,247      150
Retained earnings                                             150,082      3,667      442
                                                            ---------  ---------  -------
Total shareholders' equity                                    439,000    295,521   35,605
                                                            ---------  ---------  -------

Total liabilities and shareholders' equity                  2,025,220  1,905,298  229,554
                                                            =========  =========  =======

             The accompanying notes form an integral part of these
                       consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1996, DECEMBER 31, 1997
                             AND DECEMBER 31, 1998

      (Amounts in thousands, except number of shares and per share data)

                                       Notes     1996         1997         1998         1998
                                                  RMB          RMB          RMB         US$
                                              -----------  -----------  -----------  ----------
Continuing operations
Net sales to
  - third parties                                621,728      525,802      436,424      52,581
  - related parties                    21        232,338      171,373       38,886       4,685
                                                --------     --------     --------   ---------
                                                 854,066      697,175      475,310      57,266
Cost of sales
  - third parties                               (504,259)    (463,296)    (344,456)    (40,543)
  - related parties                    21       ( 16,545)    ( 15,793)    ( 18,469)    ( 3,183)
                                                --------     --------     --------   ---------
                                                (520,804)    (479,089)    (362,925)    (43,726)

Provisions on inventories               6          1,000     ( 30,600)    (100,600)    (12,120)
                                                --------     --------     --------   ---------

Gross profit                                     332,262      187,486       11,785       1,420
                                                --------     --------     --------   ---------

Selling, general and administrative
 expenses
  - third parties                              (  69,682)   (  67,478)   (  67,761)   (  8,164)
  - related parties                    21      (  30,147)   (   9,423)   (  14,772)   (  1,780)
                                                --------     --------     --------   ---------
                                               (  99,829)   (  76,901)   (  82,533)   (  9,944)
Interest expense
  - third parties                              (  44,286)   (  59,472)   (  61,109)   (  7,362)
  - related parties                    21      (   9,848)   (   7,723)   (   5,535)   (    667)
                                                --------     --------     --------   ---------
                                               (  54,134)   (  67,195)   (  66,644)   (  8,029)

Provisions on accounts receivable       5      (   3,998)   (  16,262)   (  31,961)   (  3,850)
Provisions on other receivable                         -            -    (  12,404)   (  1,494)
Provisions on balances due from
 related companies                     21              -            -    (  49,000)   (  5,904)
Write-off of the deposit with
 a financial institution                               -            -    (  23,750)   (  2,861)
Other income                           20         16,640            -            -           -
                                                --------     --------     --------   ---------

Income/(loss) before income taxes                190,941       27,128     (254,507)    (30,662)
                                                --------     --------     --------   ---------

                                                                   continued/...

             The accompanying notes form an integral part of these
                       consolidated financial statements

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1996, DECEMBER 31, 1997
                             AND DECEMBER 31, 1998

      (Amounts in thousands, except number of shares and per share data)

                                          Notes     1996        1997         1998         1998
                                                     RMB         RMB          RMB          US$
                                                 ----------  -----------  -----------  ----------
Income/(loss) before income taxes                  190,941       27,128     (254,507)    (30,662)

Provision for income taxes                 4      ( 27,792)    (  7,584)           -           -
                                                  --------     --------     --------   ---------

Income/(loss) before minority interests            163,149       19,544     (254,507)    (30,662)

Minority interests                                ( 77,342)    ( 21,006)     111,081      13,383
                                                  --------     --------     --------   ---------

Net income/(loss) from continuing
 operations                                         85,807      ( 1,462)    (143,426)    (17,279)

Net loss from discontinued
 operations, net of income taxes
 of Nil, RMB7 and RMB215
 for the year ended December 31,
 1996, 1997 and 1998, respectively         8      (  9,273)    (  2,722)    (  2,958)  (     357)
                                                  --------     --------     --------   ---------

                                                    76,534     (  4,184)    (146,384)  (  17,636)
                                                  ========     ========     ========   =========

Net income/(loss) per common share:

Basic earnings/(loss) from continuing
 operations                               15          7.00     (   0.12)    (  10.46)  (    1.26)
                                                  ========     ========     ========   =========

Basic net earnings/(loss)                 15          6.24     (   0.33)    (  10.67)  (    1.28)
                                                  ========     ========     ========   =========

Dilute earnings/(loss) from continuing
 operations                               15          5.15     (   0.12)    (  10.46)  (    1.26)
                                                  ========     ========     ========   =========

Dilute net earnings/(loss)                15          4.62     (   0.33)    (  10.67)  (    1.28)
                                                  ========     ========     ========   =========

             The accompanying notes form an integral part of these
                       consolidated financial statements

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1996, DECEMBER 31, 1997
                             AND DECEMBER 31, 1998

                            (Amounts in thousands)


                                                           1996              1997              1998                1998
                                                            RMB               RMB               RMB                 US$
                                                         ---------         --------          --------            --------
Cash flows from operating activities:
    Net income/(loss)                                       76,534         (  4,184)         (146,384)           (17,636)
Adjustments to reconcile income to net
    cash provided by operating activities from
    continuing operations:
Minority interests                                          77,342           21,006          (111,081)           (13,383)
Share of net losses from discontinued
    operations, net of income tax                                -                -             2,958                356
Depreciation                                                62,872           70,738            75,040              9,041
Loss/(gain) on disposal of fixed assets                  (     670)           1,283          (  1,349)           (   163)
Amortization of goodwill                                       847              827                 -                  -
Amortization of present value discount
    on deferred asset                                    (     783)        (    783)         (    782)           (    94)
Amortization of deferred debenture issue
    expenses                                                   446            1,318             1,969                237

Decrease/(increase) in assets:
Accounts receivable                                      (  49,605)        (166,609)            6,059                730
Notes receivable                                            10,544            9,022             3,750                452
Inventories                                                    588         (    808)         (105,262)           (12,682)
Deferred assets                                             40,429                -             3,643                439
Other receivables                                        (  12,866)          29,745            13,125              1,581
Due from related companies                               (  20,310)        ( 56,657)           55,283              6,660

Increase/(decrease) in liabilities:
Accounts payable                                            35,766         ( 36,325)           26,907              3,242
Notes payable                                            (  12,827)        (  2,800)                -                  -
Interest payable on convertible debentures                   2,882           17,153                 -                  -
Accrued liabilities and other payables                   (  37,446)          58,839            14,127              1,702
Income tax payable                                          32,494           12,024          (     34)           (     4)
Taxes other than income                                     25,225           21,033          (  8,474)           ( 1,021)
Due to related companies                                 ( 114,567)        ( 14,415)           32,850              3,958
Due to a shareholder                                     (  11,127)               -                 -                  -
                                                         ---------         --------          --------            --------
Net cash provided by/(used in) operating
    activities from continuing operations                  105,768         ( 39,593)         (137,655)           (16,621)

                                                                   continued/...

            The accompanying notes form an integral part of these
                      consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1996, DECEMBER 31, 1997
                             AND DECEMBER 31, 1998

                            (Amounts in thousands)

                                                           1996             1997               1998              1998
                                                            RMB              RMB                RMB               US$
                                                         ---------        ----------        ----------         ----------
Cash flows from investing activities:
Increase/(decrease) restricted
    bank deposit                                         (  15,189)          15,189                 -                  -
Disposal of long term investments                              426                -                 -                  -
Proceeds from disposal of fixed assets                       3,243              525             2,196                265
Additions of goodwill                                    (     290)               -                 -                  -
Additions to fixed assets                                ( 167,430)        ( 48,287)        (  16,586)          (  1,963)
Receivable from disposal of
    an investment                                        (  13,419)          13,419                 -                  -
Decrease/(increase) in due from related
    companies                                            (  47,886)        ( 38,091)           39,524              4,761
Advances to subsidiary proposed for disposal                     -                -         (   3,901)          (   470)
                                                         ---------        ----------        ----------         ----------
Net cash provided by/(used in) investing
    activities                                           ( 240,545)        ( 57,245)           21,233              2,593
                                                         ---------        ----------        ----------         ----------

Cash flows from financing activities:
Proceeds from short term bank loans                        701,710          665,373           630,477             75,961
Repayment of short term bank loans                       ( 597,988)        (588,817)        ( 549,648)          ( 66,223)
Repayment of other loans                                 (  33,810)               -             4,659                561
Repayment of secured promissory note                     (  16,700)               -                 -                  -
Proceeds from issuance of convertible
    debentures                                              95,450                -                 -                  -
Proceeds from sales of common stock,
    net of costs                                            36,085                -                 -                  -
Proceeds from long term bank loans                           1,283           11,136            11,336              1,366
Advance from/(repayment to) shareholders                 (   6,225)               -                 -                  -
Debenture issue expense                                  (   3,733)               -                 -                  -
                                                         ---------        ----------        ----------         ----------
Net cash provided by financing activities                  176,072           87,692            96,824             11,665
                                                         ---------        ----------        ----------         ----------
Net increase/(decrease) in cash and
    cash equivalents                                        41,295         (  9,146)        (  19,598)          (  2,361)
Cash and cash equivalents, at beginning
    of year                                                  7,194           48,489            39,343              4,740
Cash and cash equivalents from subsidiary
    proposed for disposal, at beginning
    of year                                                      -                -         (     670)          (     81)
                                                         ---------        ----------        ----------         ----------
                                                             7,194           48,489            38,673              4,659
                                                         ---------        ----------        ----------         ----------

Cash and cash equivalents, at end of year                   48,489           39,343            19,075              2,298
                                                         ==========       ==========        ==========         ==========

                                                                   continued/...

            The accompanying notes form an integral part of these
                      consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1996, DECEMBER 31, 1997
                             AND DECEMBER 31, 1998

                            (Amounts in thousands)

                                             Notes           1996            1997             1998            1998
                                                              RMB             RMB              RMB             US$
                                                            ------          ------           ------          ------
Income taxes paid                                                -               -            1,737             209

Interest paid
    (net of amounts capitalized in the
    fixed assets and other loan)                            51,835          64,748           52,628           6,340

Non-cash transactions:

Financing lease arrangements                                17,270          18,788           18,788           2,263
                                                           =======         ========         =======         =======

             The accompanying notes form an integral part of these
                      consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1996, DECEMBER 31, 1997
                             AND DECEMBER 31, 1998

                (Amounts in thousands, except number of shares)


                                                                                                        Accumu-
                                                       Shares                                             lated
                                 Number              issuable                                             other
                              of issued   Issued      on debt            Preferred    Contri            compre-
                                 common   common          re-                stock    -buted            hensive  Retained
                                  stock    stock  structuring  Series A   Series B   surplus  Reserves   income  earnings
                                             RMB          RMB       RMB        RMB       RMB       RMB      RMB       RMB
Balance at December 31,
 1995                        11,700,063       99            -    44,533     28,288   150,695    25,266    1,247    80,437
New issue (note 1)            1,000,000        8            -         -          -    36,077         -        -         -
Reverse stock split
 (note 1)                            46        -            -         -          -         -         -        -         -
Net comprehensive
 income                               -        -            -         -          -         -         -        -    76,534
Appropriation to
 reserves (note 18)                   -        -            -         -          -         -     2,600        -  (  2,600)
                             ----------   ------  -----------  --------  ---------   -------  --------  -------  --------
Balance at December 31,
 1996                        12,700,109      107            -    44,533     28,288   186,772    27,866    1,247   154,371
Reverse stock split
 (note 1)                            33        -            -         -          -         -         -        -         -
Net comprehensive
 loss                                 -        -            -         -          -         -         -        -  (  4,184)
Appropriation to
 reserves (note 18)                   -        -            -         -          -         -       105        -  (    105)
                             ----------   ------  -----------  --------  ---------   -------  --------  -------  --------
Balance at December 31,
 1997                        12,700,142      107            -    44,533     28,288   186,772    27,971    1,247   150,082
Net comprehensive
 loss                                 -        -                      -          -         -         -        -  (146,384)
Conversion from
 Series B shares
 (note 1, 17)                   987,004        8            -         -    (28,288)   28,280         -        -         -
Reverse stock split
 (note 1)                             4        -            -         -          -         -         -        -         -
Reversal of common
 stocks in respect of
 Series A Warrants
 (note 1)                    (   35,066)       -            -         -          -         -         -        -         -
Shares issuable on
 debt restructuring
 (note1)                              -        -        2,905         -          -         -         -        -         -
Appropriation to
 reserves (note 18)                   -        -            -         -          -         -        31        -  (     31)
                             ----------   ------  -----------  --------  ---------   -------  --------  -------  --------
Balance at December 31,
 1998                        13,652,084      115        2,905    44,533          -   215,052    28,002    1,247     3,667
                             ==========   ======  ===========  ========  =========   =======  ========  =======  ========

                                 Total
                                   RMB
Balance at December 31,
 1995                           330,565
New issue (note 1)               36,085
Reverse stock split
 (note 1)                             -
Net comprehensive
 income                          76,534
Appropriation to
 reserves (note 18)                   -
                               --------
Balance at December 31,
 1996                           443,184
Reverse stock split
 (note 1)                             -
Net comprehensive
 loss                          (  4,184)
Appropriation to
 reserves (note 18)                   -
                               --------
Balance at December 31,
 1997                           439,000
Net comprehensive
 loss                          (146,384)
Conversion from
 Series B shares
 (note 1, 17)                         -
Reverse stock split
 (note 1)                             -
Reversal of common
 stocks in respect of
 Series A Warrants
 (note 1)                             -
Shares issuable on
 debt restructuring
 (note1)                          2,905
Appropriation to
 reserves (note 18)                   -
                               --------
Balance at December 31,
 1998                           295,521
                               ========

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

          Sunbase Asia, Inc. ("the Company") entered into a share exchange agreement ("Share Exchange Agreement") with Asean Capital Limited ("Asean Capital") on December 2, 1994. Pursuant to the Share Exchange Agreement and certain subsequent changes thereto, as agreed between the Company and Asean Capital, and further to a board resolution of the Company on March 31, 1995, the Company issued 10,261,000 common stock shares, 36 shares of Series A convertible preferred stock and a US$5 million secured promissory note to Asean Capital in exchange for the entire issued share capital of China Bearing Holdings Limited ("China Bearing"). This transaction has been treated as a recapitalization of China Bearing with China Bearing as the acquirer (reverse acquisition). The total number of common stock shares outstanding subsequent to this arrangement was 11,700,063. Included in the new issued common stocks were 35,066 shares which were deemed to be converted by the Series A Warrants (the "Warrants") issued to the warrant holders without consideration. As the Warrants expired on June 30, 1998, and no such Warrants were exercised during the periods ended December 31, 1998, such shares of common stock were reversed during the year.

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

          On June 10, 1996, the company issued an additional 1,000,000 shares of common stock with a par value of US$0.001 (RMB0.0083) at US$5.00 (RMB8.3) per share. The respective share premium of RMB36,077 had been included in the contributed surplus for the year ended December 31, 1996.

          In addition, 46, 33 and 4 shares of common stock were issued from a reverse stock split for the year ended December 31, 1996, 1997 and 1998, respectively.

          On October 16, 1998, the Company, certain of its subsidiaries and Asean Capital entered into a settlement agreement ("Settlement Agreement") with the investors of the convertible debentures ("Debenture holders"). This Settlement Agreement was entered into connection with the replacement of the US$11,500 convertible debentures ("Convertible Debentures") issued by China Bearing to the Debenture Holders on August 23, 1996, by an instalment loan ("Instalment Loan") as further explained in Note 13 to the financial statements. Pursuant to one of the conditions set out in the Settlement Agreement, the Company agreed to issue an additional 466,667 shares of common stock with par value of US$0.001 (RMB0.083) per share in favour of the Debenture Holders, within 90 days. Such common stocks were issued on January 14, 1999. The fair value of these additional shares, being the market price of Company's common stock at date of the Settlement Agreement, was accounted for as the issuable shares on debt restructuring in the balance sheet at December 31, 1998.

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

          On December 29, 1995, the Company entered into a reorganization agreement ("Reorganization Agreement") with Southwest Products Company ("Southwest"), a company incorporated in the United States of America, and the shareholders of Southwest for the acquisition of 100% of the issued common stock of Southwest. The above transaction has been treated as a business combination and is accounted for under the purchase method of accounting. However, since the acquisition was consummated on December 31, 1995, the results of Southwest for the year then ended have not been consolidated into the Company until January 1, 1996. Southwest is a manufacturer of spherical bearings and supplies its products to the aerospace, commercial aviation and other industries around the world. Its major customers are in the United States of America.

          Pursuant to the Reorganization Agreement, a wholly-owned subsidiary of the Company was incorporated for the purpose of merging with Southwest pursuant to a separate merger agreement. In connection with the merger, the Company issued an aggregate of 6,800 shares of Series B convertible preferred stock ("Series B stock") to the then shareholders of Southwest or their designates. As preferred shares, the shares carry 100 votes per share and are entitled to the same dividend as the common shareholders on the basis as if the preferred shares had been converted to common stock shares at the conversion rate as noted above. At the option of the Series B stockholders, the stock may be redeemed at US$500 per Series B share by the Company from the proceeds of the next permanent equity offering, the net proceeds of which will be designated for such redemption. Any shares not so redeemed will automatically be converted into common stock shares on the date and in accordance with the formula set forth below. If the aforesaid public offering or the redemption are not effected within two years from the date of issue of the Series B stock, the stock will automatically be converted into common stock on the first business date after expiry of the two-year period of the Reorganisation Agreement, which is on January 19, 1998. Pursuant to the Reorganisation agreement, the number of shares of common stock converted from the Series B shares are based on US$500 per Series B shares divided by the lesser of (a) US$5.00 or
     (b) the "Average Closing Price" of the common stock of the Company.
     Average Closing Price is defined as the closing market prices of the most recent 60 trading days, with 45 of which traded at a minimum of 2,000 shares. As at January 19, 1998, the entire 6,800 shares of Series B stocks were automatically converted into 987,004 shares of common stock according to the conditions as set out above. Thereafter, no Preferred Series B shares were outstanding at December 31, 1998.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

          As a result of the review undertaken by the Committee on Foreign Investment in the United States ("CFIUS") as more fully explained in note 8, on December 26, 1998, the Company informed CFIUS that it intended to divest Southwest. The Company has appointed a U.S. citizen, as trustee (the "Trustee") pursuant to a Voting Trust Agreement dated December 31, 1998 (the "Voting Trust Agreement") between the Company, Southwest Products and the Trustee to act as the director of Southwest to manage and operate Southwest. Accordingly, the results of Southwest for the years ended December 31, 1996, 1997 and 1998 have been accounted for as a discontinued operation.


2.   BASIS OF PRESENTATION

     Fundamental uncertainty
     -----------------------

          The Company and its subsidiaries (hereafter referred to as the "Group") sustained a consolidated net loss after minority interests of RMB146,384 for the year ended December 31, 1998 (1997: loss of RMB4,184; 1996: profit of RMB76,534). As a result, the Company had sustained a substantial reduction in the retained earnings to RMB3,667 (1997: retained profits RMB150,082) as at that date. In light of the substantial losses incurred, the Company has experienced tight cash flows during the year in sustaining its existing operations as well as repaying its existing bank and other loans which amounted to an aggregate balances of RMB789,584 as at December 31, 1998. This resulted in a default in repayment of the Instalment Loan subsequent to the balance sheet date in March 1999. Accordingly, the board of directors of the Company recognised that immediate remedial actions should be taken in order to enable the Group to continue its operations as a going concern. In this regard, the directors have adopted the following measures to improve the financial position, cash flow, profitability and operations of the Group:

     (a)  Proposal for the sale of Southwest

          Pursuant to a resolution dated December 16, 1998, the board of directors decided to dispose Southwest and began to seek potential investors through the appointment of a trustee. Currently, the Company has received responses from several investors who have expressed interest in acquiring Southwest. The directors estimate the sale of Southwest will be completed in mid 1999.

     (b)  Negotiation on the revision of the terms of the Instalment Loan

          The Group is currently conducting negotiations with the creditors of the Instalment Loan (the "Creditors") in relation to the event of default in repayment of the Instalment Loan since March 1999. The directors believe that a workable solution, which would include a revised repayment schedule upon the disposal of Southwest, can be made with the Creditors in due course.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)

2.   BASIS OF PRESENTATION (continued)

     Fundamental uncertainty (continued)
     -----------------------

     (c)  Renewal of PRC bank loans

          In the past the Group has been allowed by the PRC bankers to roll over the loans due for repayment. Accordingly, the directors believe that the existing bank loans will be renewed in the forthcoming year.

     (d)  Operational and improved profitability measures

          The directors are in the process of implementing certain measures designed to further restore the Group's financial strength. Such measures include, inter-alia:

          i) the rationalisation of overheads which comprises certain cost cutting measures;

          ii)   the revision of its pricing policy to boost sales;

          iii) active negotiations with existing and new bankers for new banking facilities;

          iv)   tighter credit controls over debts collections;

          v) active negotiations with existing raw material suppliers to obtain a longer credit terms; and

          vi) the exploration of new clientele in other provinces in the PRC.

     (e)  Restructuring of the Group

          The directors are in the process of evaluating the Group's business strategy which may involve an alliance with a strategic partner, reorganisation of the Group's operations and/or divestiture of its bearing manufacturing assets in the PRC.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)

2.   BASIS OF PRESENTATION (continued)

     Fundamental uncertainty (continued)
     -----------------------

          In the opinion of the directors, in light of the measures completed to date together with the expected results of other measures in progress, it is reasonable to expect that the Group will be able to ease its liquidity problem in the near future. The management have dedicated their efforts to reviving the operations of the Group by eliminating, to the extent possible, all the factors leading up to the deterioration of its performance in the past. After taking into account the existing banking facilities, expected net proceeds from the disposal of Southwest and subject to the successful negotiation with the creditors of the Instalment Loan to reach a workable solution, the directors believe that the Group will have sufficient working capital for its current requirements for a period of one year after the balance sheet date. Accordingly, the financial statements have been prepared on a going concern basis.

     Basis of consolidation
     ----------------------

          These consolidated financial statements incorporate the results of operations of the Group for the three year period ended December 31, 1998. All material intra-group transactions and balances have been eliminated on consolidation.

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The financial information has been prepared in Renminbi (RMB), the national currency of China. Solely for the convenience of the reader, certain elements of these financial statements have been translated into United States dollars prevailing at the People's Bank of China on December 31, 1998 which was US$1.00 = RMB8.30. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or any other certain rate on December 31, 1998.

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

          (d)  Construction in progress (continued)

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

          (h)  Goodwill

          Goodwill represents the excess of the consideration paid for the purchase of a subsidiary over the fair value of the net assets of businesses acquired and is being amortized over a fifteen year period. The carrying value of goodwill is assessed on an ongoing basis and provision is made to the extent that there is permanent diminution in value.

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

          (k)  Comprehensive income

          The Group adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") in 1998, which established standards for reporting and display of comprehensive income/loss and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income/loss. Comprehensive income/loss is reported in the consolidated statements of shareholders' equity. The adoption of SFAS 130 did not have a material effect on the Group's financial position or results of operations.

          (l)  Segment and related information

          In 1998, the Group adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131"), which established standards for the way that information about operating segments is reported. SFAS 131 also established standards for related disclosures about products and services, geographic areas and major customers. The information for 1997 and 1996 has been revised to conform to SFAS 131.

          (m) Impact of recently issued accounting standards and other pronouncements

          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Group expects to adopt the new statement effective January 1, 2000. The statement will require the Group to recognize all derivatives on the balance sheet at fair value. The Group has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Group.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (n)  Comparative amounts

          Certain comparative amounts have been reclassified to conform with the current year's presentation.

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

          The Company has undertaken not to require China Bearing to make any distribution of dividends and the directors of Harbin Xinhengli and Harbin Sunbase have decided not to distribute any dividend income related to income earned for the year received from Harbin Bearing outside of China. As a result, deferred income taxes have not been accrued in the financial statements in respect of income distributions. At December 31, 1998, no undistributable earnings of the Chinese subsidiaries of the Group as accumulated losses were carried forward.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


4.   INCOME TAXES (continued)

     The reconciliation of provision/(benefit) for income tax computed at the PRC statutory tax rate applicable to the Group to income tax expense is as follows:

                                                   Year ended December 31,
                                                     1996     1997      1998
                                                      RMB      RMB       RMB

     PRC statutory tax rate                             15%     15%       15%

     Computed expected tax/(benefit)                 28,641   4,069   (38,171)
     Net increase of valuation allowance                  -       -    34,004
     Non-deductible losses/(non-taxable income)     (   849)  3,515     4,167
                                                     ------   -----   -------

     Income tax expense for the year                 27,792   7,584         -
                                                     ======   =====   =======

     The deferred tax asset of the Group at December 31, 1998 is comprised of the following:

                                                            December 31,
                                                                    1998
                                                                     RMB
     Deferred tax asset:
       Net operating loss carry forwards                          34,004
       Less:  Valuation allowance for deferred tax asset      (   34,004)
                                                                 -------

                                                                       -
                                                                 =======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


5.   ACCOUNTS RECEIVABLE

Accounts receivable comprise:

                                                        December 31,
                                                      1997        1998
                                                       RMB         RMB
Accounts receivable - trade                           515,365     534,918
Less: Allowance for doubtful debts                  (  34,965)  (  66,843)
                                                     --------    --------

Accounts receivable, net                              480,400     468,075
                                                     ========    ========

                                                         December 31,
                                                  1996       1997        1998
                                                   RMB        RMB         RMB
Movement of allowance for doubtful debts
 Balance as at January 1,                        13,927     17,925      34,882
 Provided during the year                         3,998     17,040      31,961
                                               --------   --------    --------

 Balance as at December 31,                      17,925     34,965      66,843
                                               ========   ========    ========

6.   INVENTORIES

     Inventories comprise:

                                                        December 31,
                                                      1997         1998
                                                       RMB          RMB

     Raw materials                                     92,039     148,470
     Work in progress                                 141,214     140,238
     Finished goods                                   282,634     419,668
                                                     --------    --------

                                                      515,887     708,376
Less: Provision                                     (  38,670)   (136,200)
                                                     --------    --------

Inventories, net                                      477,217     572,176
                                                     ========    ========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


6.   INVENTORIES (continued)

                                                           December 31,
                                                       1996      1997    1998
                                                       RMB       RMB      RMB
      Movement of inventory provision
       Balance as at January 1,                         4,309    5,415   35,600
       Provided during the year                         1,415   33,255  100,600
       Obsolete inventories sold during the year     (    309)  -        -
                                                      -------  -------  -------

       Balance as at December 31,                       5,415   38,670  136,200
                                                      =======  =======  =======

7.   FIXED ASSETS

                                                               December 31,
                                                              1997       1998
                                                               RMB        RMB
Buildings                                                     71,151     83,790
Machinery and equipment                                      576,892    572,396
Motor vehicles                                                18,249     22,065
Furniture, fixtures and office equipment                      24,283      6,611
Construction in progress                                     147,298    141,766
                                                            --------   --------

                                                             837,873    826,628
Less: Accumulated depreciation                              (206,061)  (267,383)
                                                            --------   --------

                                                             631,812    559,245
                                                            ========   ========


          The total amount of interest capitalized during the year and included in the above fixed assets is RMB3,892 (1997: RMB18,207 and 1996: RMB19,473).

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


7.    FIXED ASSETS (continued)

          The Group's buildings are located in the PRC and the land on which the Group's buildings are situated is State-owned.

          The gross amounts of assets recorded under capital leases and the accumulated depreciation are analyzed as follows:

                                               1997        1998
                                               RMB         RMB
Machinery and equipment                       150,337     150,337
Motor vehicles                                  4,181       4,181
Furniture, fixtures and office equipment          927         927
                                             --------    --------

                                              155,445     155,445
Less: Accumulated depreciation               ( 80,091)   ( 99,069)
                                             --------    --------

                                               75,354      56,376
                                             ========    ========


8.   DISCONTINUED OPERATION

                                                                       1998
                                                                       RMB
     Cost of investment                                               28,288
     Share of accumulated losses of the unconsolidated subsidiary    (15,160)
                                                                     -------
     Net carrying value                                               13,128
     Due from the unconsolidated subsidiary                           29,670
                                                                     -------

                                                                      42,798
                                                                     =======

          As stated in Note 1, pursuant to a directors' resolution on December 31, 1998, the Company appointed a U.S. citizen as the trustee of the Company to manage Southwest, pursuant to a Voting Trust Agreement. The Voting Trust Agreement also provides that the Trustee will not accept direction from the Company and will not permit the Company to exercise any control or influence over the business or management of Southwest. All visits or requests for information to Southwest by the Company must be submitted to the Trustee in advance and receive the Trustee's approval. In addition, all "foreign persons" within the meaning of 31 C.F.R. (S)800.213 serving as officers and/or directors of Southwest tendered their resignations pursuant to the terms of the Voting Trust Agreement.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


8.   DISCONTINUED OPERATION (continued)

          The proposal for the sale of Southwest decided by the Company also gave rise to the disposal of a segment of a business in accordance with the APB
30. The segment that was held for disposal was all identified as the net assets of Southwest. The directors expect the disposal of such segment will be completed in mid 1999. The net assets of Southwest at December 31, 1998 were as follows:

                                                     RMB
     Cash and bank balances                           3,724
     Inventories                                     11,208
     Accounts receivable                              8,061
     Prepayment, deposit and other receivable           301
                                                    -------
     Current assets                                  23,294
     Property, plant and equipment, net              13,150
     Goodwill *                                       9,928
     Long term investment                               428
                                                    -------
     Total assets                                    46,800
                                                    -------

     Accounts payable                               ( 7,117)
     Other payable                                  ( 3,229)
     Taxes other than income                        (    56)
     Due to holding company                         (29,670)
                                                    -------
     Current liabilities                            (33,672)
                                                    -------

     Net assets at December 31, 1998                 13,128
                                                    =======

                                                      RMB
     *  Goodwill of Southwest comprised:
        Cost                                         10,760
        Less : Amortization                         (   832)
                                                    -------

                                                      9,928
                                                    =======

     The net sales of Southwest for the three years ended December 31, 1996, 1997 and 1998 were RMB35,640, RMB44,521 and RMB44,595 respectively.

     At December 31, 1998, as the disposal of Southwest has yet to be completed and the directors expected that no loss will be resulted from such disposal as a result, no gain nor loss on disposal of Southwest was recognized in the consolidated income instatement. In the opinion of directors, such disposal is estimated to be completed in mid 1999.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


9.   DEFERRED ASSETS

                                                     December 31,
                                                    1997        1998
                                                    RMB          RMB
Deferred valued added tax ("VAT") receivable         38,860     38,860
 Less: Offset against VAT payable                  ( 25,664)   (29,307)
                                                   --------   --------
                                                     13,196      9,553
 Less: Present value discount                      (    782)         -
                                                   --------   --------
                                                     12,414      9,553
                                                   --------   --------

Deferred debenture issue expenses                     3,733      3,733
 Less: Amortization                                (  1,764)  (  3,733)
                                                   --------   --------
                                                      1,969          -
                                                   --------   --------

                                                     14,383      9,553
                                                   ========   ========


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

          Deferred debenture issue expenses represented costs incurred for the issue of convertible debentures on August 23, 1996. The total amount of deferred expenses incurred of RMB3,733 were being amortized over the terms of the debentures of three years. On October 16, 1998, pursuant to the Settlement Agreement entered into between the Group and the Debenture Holders, the Debenture Holders agreed not to exercise their rights in accordance with the terms and conditions of the Subscription Agreement and to replace the convertible debentures by the Instalment Loan. Accordingly, all the remaining unamortized deferred debenture issue expenses were written off during the year.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


10.  SHORT TERM BANK LOANS

          The short term bank loans bear interest at a weighted average rate of 10.824% and 8.588% per annum as at December 31, 1997 and 1998 respectively, and are repayable within one year.

11.  OBLIGATIONS AND COMMITMENTS

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

          The lease obligations for the machinery and equipment, furniture, fixtures and office equipment and motor vehicles have an implicit annual interest rate at 8.46%. The scheduled non-cancellable future minimum lease payments as of December 31, 1998 were as follows:

                                                        December 31,
                                                            1998
                                                            RMB
          Year ending December 31,
          1999                                             25,927
          2000                                             25,927
          2001                                             25,927
                                                          -------
          Total minimum lease payments                     77,781
          Less: Amount representing interest              ( 9,298)
                                                          -------
          Present value of minimum lease payments          68,483
          Less: Current portion                           (20,933)
                                                          -------

                                                           47,550
                                                          =======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


11.  OBLIGATIONS AND COMMITMENTS (continued)

          (b) Obligations under operating leases

          Non-cancellable operating leases commitments payable in the next five years are as follows:

                                          December 31,
                                             1998
                                             RMB
          Year ending December 31,
          1999                               2,508
          2000                               2,508
          2001                               2,508
          2002                               2,508
          2003                               2,508
                                            ------

                                            12,540
                                            ======

          The lease rentals recorded as expenses in respect of operating leases during the year amounted to RMB6,259 (1997:RMB6,259 and 1996: RMB6,259).

          The Group has an option to extend the terms of the current operating lease in respect of the buildings which expired on December 31, 1998, for another five years at market rent. The current annual rental of the building is RMB3,751 (US$452) (1997: RMB3,751 (US$452)). The renewal of the leases has yet to be finalized at the date of approval of these financial statements by the directors of the Company.

          As of December 31, 1998, the Group had no outstanding commitments for capital expenditure.


12.  SECURED PROMISSORY NOTE

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

12.  SECURED PROMISSORY NOTE (continued)

          Pursuant to a subscription agreement dated August 2, 1996 entered into between the Company, certain of its subsidiaries, the convertible debentures holders and Asean Capital (the "Subscription Agreement") as more fully described in Note 14 below, Asean Capital has made an irrevocable and unconditional undertaking that it will not demand repayment of the Promissory Note unless the Company has sufficient cash flows for working capital, debt repayment and capital expenditure for the ensuing twelve month period and the repayment will only be made according to the repayment schedule defined in the Subscription Agreement. According to the repayment schedule as set out in the Subscription Agreement, RMB24,900 (US$3,000) is repayable in two instalments during the twelve month period ended July 31, 1998 and ending July 31, 1999.

          Such repayment schedule was further governed by the conditions as set out in the Settlement Agreement entered into between the Company, certain of its subsidiaries, Asean Capital and the Debentures Holders, as more described in Note 14 below, that Asean Capital agreed not to demand for the repayment the outstanding Promissory Notes within the period of the Instalment Loan being executed or unless with prior approval by the Debenture Holders.

13.  CONVERTIBLE DEBENTURES AND OTHER LOAN

          Balance at December 31, 1997 represented US$11,500 convertible debentures ("Convertible Debentures") issued by China Bearing to certain institutional investors on August 23, 1996 pursuant to a Subscription Agreement dated August 2, 1996. Unless the Convertible Debentures have been converted, they are due and payable in August 1999 (the "Maturity Date"). The investors have the right to convert at any time, in whole or in part, the principal amount of the debenture into 2,300,000 shares of the common stock of the Company based on the initial conversion price (the "Conversion Price") of US$5.00 per share, subject to certain adjustments in relation to the capital structure, changes to profits and reserves of the Company.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

13.  CONVERTIBLE DEBENTURES AND OTHER LOAN (continued)

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

          In the occurrence of any event of default as defined in the Subscription Agreement, the Convertible Debentures shall automatically become immediately due and payable in full by the Company at its principal amount outstanding together with the accrued but unpaid interest together with an amount that would enable the investors to yield an aggregate IRR on their investment of 19.75% per annum unless the Company shall have received a notice from any of the investors to specify the number of Convertible Debentures that they wish to redeem, in which case the amount payable shall only be limited to the specified amount. Due to the failure of the Company to achieve the defined EPS of US$0.55 for the year ended December 31, 1997, being an event of default stipulated in the Subscription Agreement, although the Convertible Debentures bear a face rate of interest of 5% per annum interest is accrued on these Convertible Debentures at the rate of 19.75% per annum from the date of inception up to December 31, 1997 and the outstanding amount of Convertible Debentures has been classified as current liabilities as at December 31, 1997.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

13.  CONVERTIBLE DEBENTURES AND OTHER LOAN (continued)

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

          On October 16, 1998, China Bearing, the Company, certain of its subsidiaries, Asean Capital and the Debenture Holders entered into a Settlement Agreement of which the Debenture Holders agreed not to exercise their rights under the Subscription Agreement in relation to the occurrence of the events of defaults as noted above and agreed to replace the Convertible Debentures by an Instalment Loan with the conditions that (i) China Bearing shall repay by instalments to the Debenture Holders in respect of the principal amounting to US$13,173 (equivalent to RMB109,340) at date of the Settlement Agreement and (ii) the Company shall issue in favour of the Debenture Holders 466,667 shares of common stocks with zero consideration. The principal balance as set out above was determined by the outstanding balance of the Convertible Debentures amounting to US$11,500 (equivalent to RMB95,450) plus the unpaid interest expenses of US$1,673 up to the date of the Settlement Agreement. The unpaid interest expenses were calculated at the rate of 12.375% on the principal amount of the Convertible Debentures, net of payment made to the Debenture Holders during the year. The interest rate of 12.375% was derived from a wavier of 7.375% from the 19.75% noted above, as mutually agreed between the Debenture Holders and the Group.

          This modification of terms of the debts thus constitutes troubled debt restructuring under Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("FAS 15"). Under FAS15 a debtor shall account for a troubled debt restructuring, when there is modification of terms of the debts, at the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms.

          The principal balance of the Instalment Loan was restated to the face value of the Convertible Debenture together with any unpaid interest expenses calculated at the rate of 19.75% as entitled in the Subscription Agreement, after adjusting the fair value of the common stocks issuable on debt restructuring. The fair value of the common stocks issuable on debt restructuring was RMB2,905, being the market value of the Company's trading stocks at October 16, 1998. Thereafter, the interest expenses of the Instalment Loan was charged to the profit and loss account on a discounted basis.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

13.  CONVERTIBLE DEBENTURES AND OTHER LOAN (continued)

          The maturity of the Instalment Loan was as follows:

                                                           RMB
          Payable in year ending December 31,
           1999                                         22,736
           2000                                         32,297
           2001                                         62,206
                                                      --------
                                                       117,239
                                                      ========

          This Instalment Loan bears an effective interest of 5.6% per annum and is repayable with a repayment schedule as set out in the Settlement Agreement.

          Subsequent to the balance sheet date in March 1999, a default in repayment was noted and in accordance with the Settlement Agreement, the creditors of the Instalment Loan are entitled to accelerate repayment of the principal amount outstanding together with the unpaid interest. The Group is currently conducting negotiations with the Creditors. The directors believe that a workable solution which would include a revised repayment schedule upon the disposal of Southwest, can be made with the Creditors in due course. As a result of the default, the Instalment Loan was classified as current.

          Pursuant to an undertaking as a supplement to the Settlement Agreement, Asean Capital unconditionally and irrevocably guarantees and undertakes to each of the Debenture Holders that for so long as any of the obligations of the Group under the Settlement Agreement remain outstanding the full due and punctual payment of all sums now or subsequently payable under the Settlement Agreement by China Bearing and agrees to perform or procure the performance of such payment obligations of China Bearing. Pursuant to the Settlement Agreement,the holding company of Asian Capital, Sunbase International Holdings Limited ("Sunbase International") undertakes to each of the Debenture Holders that Sunbase International shall not reduce its current issued beneficial shareholdings (being 100%) in the share capital of Asean Capital. In addition, one of the subsidiaries of Sunbase International, Extensive Resources Limited ("ERL") further granted a charge over 1,000,000 issued shares in the capital of Tianjin Development Holdings Limited held by ERL in favour of the trustee for and on behalf of the Debenture Holders. Tianjin Development Holdings Limited is a company listed in the Hong Kong Stock Exchange. The market value of the pledged shares was RMB5,400 at December 31, 1998.

14.  LONG TERM BANK LOANS

          Long term bank loans are principally loans borrowed to finance the construction in progress. The loans are unsecured, bear fixed interest rates ranging from 3.7% to 15.22% per annum. Current portion of the loans, repayable in 1999, together with the overdue portion of the current portion of the long term loans carried forward from last year, are included in current liabilities.

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

          The exercise of outstanding warrants is not included as part of the assumption in the calculation of diluted earnings per share as the share price of the Company for the periods ended December 31, 1996, 1997 and 1998 was lower than the exercise prices.

          The computations of basic and diluted earnings/loss per shares are as follows:

                                                                 Year ended December 31,
                                                         1996              1997              1998
                                                          RMB               RMB               RMB
Basic

Net income/(loss),
 continuing operations                                 85,807       (     1,462)          143,426)
 discontinued operations                          (     9,273)      (     2,722)      (     2,958)
                                                   ----------        ----------        ----------

                                                  (    76,534       (     4,184)      (   146,384)
                                                   ==========        ==========        ==========

Weighted average number of
 common shares outstanding:
Share of common shares outstanding
 on January 1,                                     11,700,063        12,700,109        12,700,142
Shares issued as a result of reverse
 stock split                                               46                33                 4
1,000,000 common shares issued on
 June 10, 1996                                        558,904                 -                 -
Conversion from Series B preferred shares                   -                 -           935,626
Reversal of common shares in respect of
 Series A Warrants expired on June 30,
 1998                                                       -                 -       (    17,533)
466,667 shares of common stock issuable
 on debt restructuring on October 16,1998                   -                 -            97,169
                                                   ----------        ----------        ----------
Total weighted average number of common
 shares outstanding                                12,259,013        12,700,142        13,715,408
                                                   ==========        ==========        ==========

Earnings/(loss) per share
 -continuing operations                                  7.00       (      0.12)      (     10.46)
 -discontinued operations                         (      0.76)      (      0.21)      (      0.21)
                                                   ----------        ----------        ----------

                                                         6.24       (      0.33)      (     10.67)
                                                   ==========        ==========        ==========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

15.  NUMBER OF SHARES/EARNINGS PER SHARE (continued)

                                                                  Year ended December 31,
                                                          1996               1997              1998
                                                           RMB                RMB               RMB
     Diluted
     Net income/(loss) from
       continuing operations                            85,807    (         1,462)   (      143,385)
       discontinued operations                    (      9,273)   (         2,722)   (        2,958)
     Add after tax interest expenses
       applicable to Convertible Debentures              4,078                  -                 -
                                                    ----------        -----------        ----------

                                                        80,612    (         4,184)   (      146,384)
                                                    ==========        ===========        ==========
     Weighted average number of
       common shares outstanding:
     Share of common shares outstanding
       on January 1,                                11,700,063         12,700,109        12,700,142
     Shares issued as a result of reverse
       stock split                                          46                 33                 4
     1,000,000 common shares issued on
       June 10, 1996                                   558,904                  -                 -
     Conversion from Series B preferred shares               -                  -           935,626
     Reversal of common shares in respect of
       Series A Warrants expired on June 30,
       1998                                                  -                  -    (       17,533)
     466,667 shares of common stock issuable
       on debt restructuring on October 16,1998              -                  -            97,169
                                                    ----------        -----------        ----------
     Total weighted average number of
       common shares outstanding                    12,259,013         12,700,142        13,715,408
     Common share issuable assuming
       conversion of the Convertible
       Preferred Shares
         Series A                                    3,600,000                  -                 -
         Series B                                      680,000                  -                 -
     Common shares issuable assuming
       conversion of the Convertible
       Debentures on August 23, 1996                   812,876                  -                 -
     Common shares issuable assuming
       exercise of stock options, reduced
       by the number of shares which could
       have been purchased with the proceeds
       from exercise of such stock options             102,017                  -                 -
                                                    ----------        -----------        ----------
     Total weighted average number of
       common shares and common shares
       equivalents outstanding                      17,453,906         12,700,142        13,715,408
                                                    ==========        ===========        ==========

     Earnings/(loss) per share
          -continuing operations                          5.15    (          0.12)   (        10.46)
          -discontinued operations                (       0.53)   (          0.21)   (         0.21)
                                                    ----------        -----------        ----------
                                                          4.62    (          0.33)   (        10.67)
                                                    ==========        ===========        ==========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


15.  NUMBER OF SHARES/EARNINGS PER SHARE (continued)

          The diluted loss per share for 1997 and 1998 is the same as the basic loss per share as there was an antidilution effect which reduces the loss per share. For the year ended December 31, 1998, antidilution resulted from the substantial losses incurred by the Group during the year. For the year ended December 31, 1997, the calculation which resulted in such an anti-dilution was based on the assumptions that the conversion rights under the Convertible Debentures had been fully exercised, at the adjusted exercise price as stated in note 15, and the redemption of preferred shares, both on January 1, 1997. On this basis, the net income calculated by adding back the interest expenses on the Convertible Debentures net of income tax is RMB17,746. As a result of the aforesaid, an antidilution effect was resulted.


16.  FOREIGN CURRENCY EXCHANGE

          The RMB is not freely convertible into foreign currencies.

          Effective from January 1, 1994, a single rate of exchange is quoted daily by the People's Bank of China (the "Unified Exchange Rate"). However, the unification of the exchange rates does not imply convertibility of RMB into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China.


17.  CONTRIBUTED SURPLUS

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

          During the year ended December 31, 1998, 987,004 shares of common stock were converted from the Preferred Series B shares pursuant to the conditions as set out in Reorganisation Agreement as detailed in Note 1 to the financial statements. Total share premium arising from such conversion was RMB28,280.

          In connection with the additional 466,667 shares of common stock issuable on debt restructuring, as no such shares have been issued until January 14, 1999, no contributed surplus were recognised for the year ended December 31, 1998.

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

          (c) transferring 5% to 10% of its profit after taxation to a collective welfare fund; and

          (d) transferring a certain amount of its profit after taxation to a discretionary surplus reserve.

          The following appropriations were made and are further described below:

                                              Year ended December 31,
                                       1996            1997             1998
                                        RMB             RMB              RMB
          Statutory surplus reserve   1,733              70               21
          Collective welfare fund       867              35               10
                                      -----            ----             ----

                                      2,600             105               31
                                      =====            ====             ====

          The collective welfare fund must be used for capital expenditure on staff welfare facilities. Such facilities are for staff use, but are owned by Harbin Bearing.

          The distributable retained earnings of the Group as of December 31, 1998, after taking into account the above restrictions and appropriations and based on the PRC statutory accounts of Harbin Bearing, amounted to RMB77,689 (1997: RMB73,260).

          The reserves retained in the Chinese subsidiaries of the Group amounted to RMB28,002 (1997: RMB27,971).

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


19.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     Accumulated other comprehensive income at December 31, 1996, 1997 and 1998 represented cumulative foreign translation adjustment.


20.  OTHER INCOME

          In 1996, other income represented a gain on the sale of investment in a subsidiary by China Bearing to a third party amounting to RMB16.6 million. The only asset of the subsidiary was a residential property in Hong Kong which was purchased during that year. No such income was earned in 1997 and 1998.


21.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

          During the year, the Group had transactions with a number of related parties. The major related party transactions are summarized as follows and described in further detail below:

                                                          Year ended December 31,
     Nature of transactions                    Notes      1996     1997    1998
                                                           RMB      RMB     RMB
     Revenue:
     Sales of products                          (a)    232,338  171,373  38,886
     Interest income                            (b)          -    2,547   3,082
                                                       =======  =======  ======

     Capital expenditure:
     Leases of equipment capital payments       (c)     17,270   18,788  18,788
     Leases of buildings                        (d)      3,751    3,751   3,751
     Land use rights                            (e)      2,508    2,508   2,508
                                                       =======  =======  ======

     Expenses:
     Management and administrative services     (f)     21,705    2,550   7,486
     Trademark royalty fees                     (g)      4,306    2,924   2,669
     Pension and retirement plan expenses       (h)     20,681   19,742  23,086
     Finance charges on leases of equipment     (c)      9,914    8,395   6,742
     Interest on promissory note                (i)      2,905    1,875   1,875
                                                       =======  =======  ======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


21.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     (a)  Balances with related companies

                                                                      1997       1998
                                                           Notes       RMB        RMB
          Balances due from related companies
          -----------------------------------

          Trade receivables
          -----------------
          Harbin Bearing Import & Export Company
               ("HBIE")                                     (i)       126,669   100,742
          Xin Dadi Mechanical and Electrical
               Equipment Company ("Xin Dadi")               (i)        86,199    56,843
                                                                      -------    ------

                                                                      212,868   157,585
                                                                      -------   -------

          Advances to related companies
          -----------------------------
          Sunbase Resources Limited
               ("Sunbase Resources")                        (ii)       38,824    47,621
          Harbin Everising Construction &
               Development Limited ("Harbin Everising")     (ii)       45,450    45,450
          Harbin Precision                                  (ii)        1,150     1,150
          HBIE                                              (ii)          696       719
          Xin Dadi                                          (ii)          482       692
          Other related companies                           (ii)          553       999
                                                                      -------   -------

                                                                       87,155    96,631
                                                                      -------   -------

                                                                      300,023   254,216
          Provision                                                         - (  49,000)
                                                                      -------   -------

                                                                      300,023   205,216
                                                                      =======   =======

          Balances due to related companies
          ---------------------------------

          Harbin Bearing (Holding) Company                  (iii)      14,344    49,078
          Other related companies                                       4,386     2,501
                                                                      -------   -------

                                                                       18,730    51,579
                                                                      =======   =======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


21.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     Notes:

     (i)   Significant sales to related companies

     Harbin Bearing made sales of RMB9,566 (1997: RMB91,287; 1996: RMB14,549) and RMB29,320 (1997: RMB80,086; 1996: RMB203,442) to HBIE and Xin Dadi,
     related companies owned by the Harbin Municipal Government, respectively, during the current year. As at December 31, 1998, the amounts of trade receivables from HBIE, Xin Dadi and other related companies included in the amounts due from related companies were as above.

     (ii)  Advances to related companies

     Sunbase Resources is a related company of the Group in which the directors and/or shareholders have a beneficial interest. Harbin Everising Construction and Development Limited (formerly known as Sunbase Construction and Development) is a joint venture established in the PRC of which Sunbase International Holding Limited, another related company of the Group, has equity interests. Other related companies are owned by the Harbin Municipal Government.

     The above balances are unsecured, repayable within one year and interest-free except for the balance due from Sunbase Resources. Pursuant to an agreement dated 1 January 1997 between the Company and Sunbase Resources, interest was charged on the average balance at a rate of 8% (1997: 10%) per annum. Total interest earned in respect of such balances was RMB3,082 (1997: RMB2,547) for the year ended December 31, 1998. Asean Capital has undertaken not to demand repayment of the principal and interest of the Note, as set out in note 13, until the amount due from Sunbase Resources has been repaid to the Company.

     (iii) Harbin Bearing (Holding) Company ("Harbin Holdings") is the minority shareholders of Harbin Bearing. The balance due to it represented cash received by Harbin Bearing on behalf of Harbin Holdings in connection with the accounts receivable balances owned by Harbin Holdings.

     (c)   Leases of equipment

     Harbin Bearing has entered into an eight year lease agreement with Harbin Precision to lease machinery and equipment and a five year lease agreement with Harbin Precision to lease motor vehicles, furniture, fixtures and equipment related to the business at an initial annual rental of RMB25,927 (US$3,124) and RMB1,256 (US$151), from January 1, 1994 to December 31, 2001 and from January 1, 1994 to December 31, 1998, respectively. Options to extend the leases and to purchase the leased assets have been granted to Harbin Bearing upon expiry of the initial leases. All these leases are treated as capital leases. The renewal of the leases has yet to be finalised at the date of approval of these financial statements by the directors of the Company.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

21.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     (d)  Leases of buildings

     Harbin Bearing has entered into a five year lease agreement with Harbin Precision to lease buildings related to the operation of Harbin Bearing with effect from January 1, 1994 at an initial annual rental of RMB3,751 (US$452) (1997: RMB3,751 (US$452)). The initial lease expired on December 31, 1998 and Harbin Bearing has been granted an option to extend the lease at market rent for another five years. This lease is rented as an operating lease. The renewal of the leases has yet to be finalised at the date of approval of these financial statements by the directors of the Company.

     (e)  Land use rights

     The municipal government has allocated to Harbin Holdings the right to use the parcels of land on which Harbin Bearing's operations are conducted. Harbin Holdings has agreed to lease the land on which the main factory is situated to Harbin Bearing in return for an initial annual rental of RMB2,508 (US$302) (1997: RMB2,508 (US$302)) effective from January 1, 1994 subject to future adjustments in accordance with changes in the government fees.

     (f)  Management and administrative services agreements

     In 1994, Harbin Bearing and Harbin Holdings entered into a management and administrative services agreement. The agreement provides for the payment by Harbin Bearing of an annual fee of RMB20,764 for the financial year ended December 31, 1996 in connection with services for medical, heating, education and other staff-related benefits provided by Harbin Holdings for a term of three years. The fees are subject to an annual 10% inflation adjustment. In 1997 and 1998, no such fees were paid as the agreement expired in December 31, 1996.

     Agreements were also entered into by Harbin Bearing with Harbin Xinhengli and Harbin Sunbase, in respect of general management services to be provided by the joint ventures from January 1, 1994 to December 31, 1996 at an annual fee of RMB150 (US$18) payable to each of the joint ventures.

     China Bearing is to reimburse Sunbase Resources (1996: Sunbase International) for administrative services rendered on behalf of China Bearing at cost. The Company paid a total amount of RMB7,486 (1997:
     RMB2,550; 1996: RMB941) to Sunbase Resources (1996: Sunbase International) for the reimbursement of expenses incurred on the Company's behalf.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

21.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

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

     The trademark royalty paid by Harbin Bearing during 1996, 1997 and 1998 amounted to RMB4,306, RMB2,924 and RMB2,669, respectively.

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

     The contributions to the pension scheme made by Harbin Bearing in 1996, 1997 and 1998 amounted to RMB20,681, RMB19,742 and RMB23,086, respectively.

     (i)  Interest on promissory note

     As described further in Note 1, in consideration for the purchase of its interest in China Bearing, the Company issued common shares and preferred shares to, and assumed vendor financing from Asean Capital Limited. The vendor financing provided by Asean Capital was in the form of a US$5,000 secured promissory note which is secured on the shares of China Bearing (See Note 14). US$2,000 was repaid in 1996 and no repayment was made thereafter. Interest was payable on the remaining balance of US$3,000.

     The promissory note was issued to Asean Capital in connection with the Share Exchange Agreement as detailed in Note 1 and bears interest at 8% per annum.


22.  OPERATIONS WITH STATE-OWNED ENTERPRISES

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

          The fair value of the Group's borrowings   from banks and other third
     parties based on the interest rates currently available for borrowings with similar terms and average maturities approximates the carrying amount of these borrowings. The fair value of the secured promissory note, Convertible Debenture and the Instalment Loan are not determinable.


24.  SEGMENT DATA

          Effective January 1, 1998, the Group adopted FASB Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") and restated 1997 and 1996 segment information to conform to the new standard. SFAS 131 superseded FASB Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position, but did affect the disclosure of segment information.

          The Group principally operates in the ball bearing industry in China through Harbin Bearing, its 51% subsidiary, which generated 100% of the Group's net sales from continuing operations for the three years ended December 31, 1996, 1997 and 1998.


25.  CONCENTRATION OF RISK

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


25.  CONCENTRATION OF RISK (continued)

     (b)  Trade receivables

          The Company manufactures and sells general and precision ball bearings to diversified industries in China. The Company has long standing relationships with most of its customers and generally does not require collateral. There is no concentration of receivables in any one specific industry except for the outstanding receivable balances with two related companies, HBIE and Xin Dadi which have receivable balances of RMB113,470 (1997: RMB127,365) and RMB57,534 (1997: RMB86,681), respectively, as at
     December 31, 1998.


     (c)  Current vulnerability due to certain concentrations:

          The Group's operating assets and primary source of income and cash flow is its interest in its subsidiaries in the PRC. The value of the Group's interest in these subsidiaries may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.


26.  STOCK OPTION PLAN

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


26.  STOCK OPTION PLAN (continued)

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
                                                                     -------

                                                                     800,000
                                                                     =======

          As at December 31, 1998, none of the vested options have been exercised and during 1998, the options granted to two of the Company's executives were withdrawn as these employees terminated their employment with the Company at that date and subsequent to the balance sheet date, another executive as well as directors was removed by the board of directors.

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


26.  STOCK OPTION PLAN (continued)

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

          For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to write off the amount over the options' vesting period. The Company's pro forma information is as follows:

                                                Year ended December 31,
                                              1996       1997       1998
                                              RMB        RMB        RMB
     Pro forma net income/(loss)             24,828    (69,270)  (216,507)
                                             ======    =======   ========

     Pro forma earnings/(loss) per share:
       Basic                                   2.03    (  5.45)  (  15.77)
                                             ======    =======   ========

       Diluted                                 1.41    (  5.45)  (  15.77)
                                             ======    =======   ========

     The Company's stock option activities and related information for the years ended December 31, 1997 and 1998 are summarized as follows:

                                                 1997                 1998
                                                     Exercise              Exercise
                                           Options     price    Options     price
                                                        US$                  US$
     Outstanding at beginning of year    2,050,000     6.967   2,050,000    6.967
     Forfeited                                   -         -  (  650,000)   6.375
                                         ---------  --------  ----------    -----

     Outstanding at end of year          2,050,000     6.967   1,400,000     7.24*
                                         =========  ========  ==========    =====

     * Exercise price was presented at the weighted average basis after discounting such future price.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


27.  WARRANTS

          The Company agreed to warrants grants to Arnhold and S. Bleichroeder, Inc., ("ASB") pursuant to an agreement ("ASB Agreement") dated September 30, 1996, entered into between the Company and ASB. ASB was engaged in connection with the private placement of securities of the Company. Pursuant to the ASB Agreement, the Company shall issue to ASB warrants ("ASB Warrants") to purchase common stock of the company on the following basis, without consideration:

          Date of             Exercise            Number of
          earliest            price per           shares Per ASB
          exercise            share               Warrant Rights
          January 16, 1997    US$6.375            80,000
          January 16, 1998    US$6.375            80,000
          January 16, 1999    US$6.375            80,000

          Each tranche of Warrants will be for a term of six years commencing with the date of earliest exercise.

          As at December 31, 1998 no such warrants were granted or issued to ASB.