Form 10-Q
period 1999-03-31
SUNBASE ASIA INC
filed 1999-06-23
CIK 95626

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT of 1934
For the quarterly period ended March 31, 1999.



[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.
For the transition period from          to
                              ----------  ----------

                          Commission File No.  0-3132

                              SUNBASE ASIA, INC.
            (Exact name of Registrant as specified in its charter)

          Nevada                                     94-1612110
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

Yes                        No     X
       -----                    -----

As of May 19, 1999, the Company had 14,118,751 shares of common stock issued and outstanding.

                     SUNBASE ASIA, INC. AND SUBSIDIARIES
                     ------------------------------------


                                     INDEX

                                                                                   Page
                                                                                   ----
PART I:  FINANCIAL INFORMATION

         Item 1 -- Financial statements

                   Consolidated Condensed Balance Sheets (unaudited)
                   - December 31, 1998 and March 31, 1999                         3-4

                   Consolidated Condensed Statements of Income (unaudited)
                   - Three months ended March 31, 1998 and 1999                     5

                   Consolidated Condensed Statements of Cash Flows (unaudited)
                   - Three months ended March 31, 1998 and 1999                     6

                   Notes to Consolidated Condensed Financial Statements
                   (unaudited)
                   - Three months ended March 31, 1998 and 1999                  7-16


         Item 2 -- Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                17-28

         Item 3 -- Quantitative and Qualitative Disclosure about
                   Market Risk                                                     29


PART II: OTHER INFORMATION

         Item 6 -- Exhibits and Reports on Form 8-K                                30

SIGNATURES                                                                         31

EXHIBIT 11       Computation of Earnings Per Common Share                       32-33

                         PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   AS OF DECEMBER 31, 1998 AND MARCH 31, 1999
                      (Amounts in thousands, except number
                         of shares and per share data)


                                                                      12/31/98                3/31/99
                                                                      --------                -------
                                                     Notes         RMB        US$          RMB       US$
                                                     -----         ---                     ---
ASSETS
Current assets
    Unrestricted cash and bank balances                         19,075      2,298        3,867       466
    Accounts receivable, net                                   468,075     56,396      523,133    63,028
    Notes receivable                                             2,440        294        1,910       230
    Inventories, net                                     4     572,176     68,937      544,051    65,548
    Other receivables                                           26,720      3,219       36,464     4,393
    Due from related companies, net                            205,216     24,724      198,028    23,859
                                                             ---------   --------   ----------   -------
Total current assets                                         1,293,702    155,868    1,307,453   157,524
Fixed assets                                                   559,245     67,379      541,900    65,289
Net assets of discontinued operation                     5      42,798      5,156       43,082     5,191
Deferred asset                                                   9,553      1,151        9,553     1,151
                                                             ---------   --------   ----------   -------
Total assets                                                 1,905,298    229,554    1,901,988   229,155
                                                             =========   ========   ==========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short term bank loans                                      516,232     62,197      514,376    61,973
    Long term bank loans, current portion                      156,113     18,809      156,113    18,809
    Accounts payable                                           193,195     23,276      170,611    20,556
    Accrued liabilities and other payables                     122,431     14,751      164,908    19,868
    Short term obligations under capital leases                 20,933      2,522       21,378     2,576
    Secured promissory note                              6      24,900      3,000       24,900     3,000
    Income tax payable                                          50,358      6,068       64,965     7,827
    Taxes other than income                                     30,417      3,664       28,682     3,456
    Other loans                                          7     117,239     14,125      116,020    13,978
                                                             ---------   --------   ----------   -------
 Total current liabilities                                   1,231,818    148,412    1,261,953   152,043
Long term obligations under capital leases                      47,550      5,729       42,036     5,064
Minority interests                                             330,409     39,808      318,117    38,327
                                                             ---------   --------   ----------   -------
                                                             1,609,777    193,949    1,622,106   195,434


                                                                   Continued/...

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
       AS OF DECEMBER 31, 1998 AND MARCH 31, 1999 (UNAUDITED) (CONTINUED)
                      (Amounts in thousands, except number
                         of shares and per share data)


                                                                  12/31/98                  3/31/99
                                                      --------------------   ----------------------
                                                            RMB        US$         RMB          US$
                                                      ---------   --------   ----------     -------
Shareholders' equity:
Common Stock, par value US$ 0.001 each,
    50,000,000 shares authorized;
    14,118,751 (1998: 13,652,084) shares issued,            115         14          119          14
       and fully paid-up
   466,667 shares issuable on debt restructuring          2,905        350            -           -
Preferred Stock, par value US$ 0.001 each,
    25,000,000 shares authorized;
       Convertible Preferred Stock - Series A;
       36 shares issued and outstanding                  44,533      5,365       44,533       5,365
       Contributed surplus                              215,052     25,910      217,953      26,260
Reserves                                                 28,002      3,374       28,002       3,374
Accumulated other comprehensive income                    1,247        150        1,247         150
Retained earnings                                         3,667        442      (11,972)     (1,442)
                                                      ---------   --------   ----------     -------
Total shareholders' equity                              295,521     35,605      279,882      33,721
                                                      ---------   --------   ----------     -------
Total liabilities and shareholders' equity            1,905,298    229,554    1,901,988     229,155
                                                      =========   ========   ==========     =======


  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)

                                                                         Three Months Ended March 31,
                                                                      ---------------------------------
                                                                 1998              1998            1999                1999
                                                Notes             RMB               US$             RMB                 US$
                                                -----             ---               ---             ---                ---
Net sales to
 -Third parties                                                  81,327            9,798          106,852             12,873
 -Related parties                                                 8,457            1,019            6,488                782
                                                                -------          -------          -------            -------
                                                                 89,784           10,817          113,340             13,655

Cost of sales                                                   (65,641)         ( 7,908)        (108,921)           (13,123)
                                                                -------          -------          -------            -------

Gross profit                                                     24,143            2,909            4,419                532

Selling, general and
  Administrative expense
    -      Third parties                                        (13,570)         ( 1,634)          (14,473)           (1,743)
    -      Related parties                                      (   818)         (    99)          ( 1,517)             (183)
                                                                -------          -------           -------           -------
                                                                (14,388)         ( 1,733)          (15,990)           (1,926)

Interest expenses, net
    -      Third parties                                        (17,974)          (2,166)          (11,765)           (1,417)
    -      Related parties                                      ( 1,552)            (187)          ( 4,141)           (  499)
                                                                -------          -------           -------           -------
                                                                (19,526)          (2,353)          (15,906)           (1,916)
                                                                -------          -------           -------           -------
Operating loss before minority
  interests                                                     ( 9,771)         ( 1,177)          (27,477)          ( 3,310)

Minority interests                                                1,765              213            12,292             1,481
                                                                -------          -------           -------           -------
Net loss from continuing operation                              ( 8,006)          (  964)          (15,185)           (1,829)

Net loss from discontinued operation,
  net of income taxes of nil and RMB386
  for the period ended December 31, 1998
  and 1999, respectively                                        (   961)         (   116)          (   454)          (    55)
                                                                -------          -------           -------           -------
                                                                ( 8,967)         ( 1,080)          (15,639)          ( 1,884)
                                                                =======          =======           =======           =======
Loss per common share:                              2
  -  Basic loss from continuing
      operations                                                 ( 0.63)           (0.08)            (1.08)            (0.13)
                                                                =======          =======           =======           =======
  -  Basic net loss                                               (0.71)           (0.09)            (1.11)            (0.13)
                                                                =======          =======           =======           =======
  -  Diluted loss from continuing
      operations                                                  (0.63)           (0.08)            (1.08)            (0.13)
                                                                =======          =======           =======           =======
  -  Diluted net loss                                             (0.71)           (0.09)            (1.11)            (0.13)
                                                                =======          =======           =======           =======
Number of shares outstanding                        2
  -  Basic                                                   12,700,142       12,700,142        14,118,751        14,118,751
                                                             ==========       ==========        ==========        ==========
  -  Diluted                                                 12,700,142       12,700,142        14,118,751        14,118,751
                                                             ==========       ==========        ==========        ==========

The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1999
                             (Amounts in thousands)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                        1998                 1998                 1999                  1999
                                                         RMB                  US$                  RMB                   US$
                                                         ---                  ---                                        ---
Cash flows from operation activities
Net income / (loss)                                    (8,967)              (1,080)              (15,639)            (  1,884)
Adjustments to reconcile income to net
  Cash provided by (used in) operating
   activities
  Minority interests                                   (1,765)               ( 213)              (12,292)            (  1,481)
  Share of net loss from discountined
   operation (net of tax)                                 961                  116                   454                   55
  Depreciation                                         19,206                2,314                19,459                2,344
  Amortization of present value discount
   on deferred asset                                    1,210                  146                     -                    -

Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Accounts receivables                                  2,552                  307               (55,058)            (  6,632)
  Notes receivable                                      3,550                  428                   530                   64
  Inventories                                         (40,258)              (4,850)               28,125               3,389
  Other receivables                                   (14,996)              (1,807)              ( 9,744)             ( 1,174)
  Due from related companies                          (16,212)              (1,953)                7,188                  865
Increase (decrease) in liabilities:
  Accounts payable                                    ( 9,095)              (1,096)              (27,653)             ( 3,331)
  Accrued liabilites and other payables                36,210                4,363                42,477                5,117
  Income tax payable                                  (10,996)              (1,325)               14,607                1,759
  Tax other than income                                14,985                1,805               ( 1,735)              (  208)
                                                     --------              -------               -------               -------
Net cash provided by (used in) operating
 activities from continuing operations                (23,615)              (2,845)               (9,281)              (1,117)

Cash flows from investing activities:
  Advances to subsidiary proposed for
   disposal                                          (    331)             (    40)             (    738)               (  90)
  Additions to fixed assets                          (  3,579)             (   431)             (  2,114)               ( 254)
                                                     ---------             --------             ---------             --------
Net cash used in investing activities                (  3,910)             (   471)             (  2,852)              (  344)
                                                     --------              -------              --------              -------
Cash flows from financing activities:
  Net decrease in bank loans                          (   719)             (    87)             (  1,856)               ( 224)
  Repayment of other loans                                  -                    -              (  1,219)               ( 147)
                                                     --------              -------              --------              -------
  Net cash provided by financing activities           (   719)             (    87)             (  3,075)               ( 371)
                                                     --------              -------              --------              -------
Net decrease in cash and cash equivalents            ( 28,244)             ( 3,403)             ( 15,208)             ( 1,832)
Cash and cash equivalents, at beginning of
 period                                                62,423                7,521                19,075                2,298
                                                     --------              -------              --------              -------
Cash and cash equivalents, at end of period            34,179                4,118                 3,867                  466
                                                     ========               ======                ======                =====
Non-cash transaction:
Financing of lease arrangements                         5,244                  632                 5,069                  611
                                                        =====                 ====                 =====                 ====

The accompanying notes form antegral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
       (Amounts in thousands, except number of shares and per share data)


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

       At the time of creation of the trust, all "foreign persons" within the meaning of 31 C.F.R. (S)800.213 who were serving as officers and/or directors of Southwest Products tendered their resignations. In addition, in order to further implement the separation of the Company and Southwest Products, CFIUS required, as part of its agreement that William McKay no longer serve as an officer and director of the Company. On May 6, 1999, William McKay was removed as a director by the Company's majority shareholder and as President and Chief Executive Officer of the Company by the Company's board of directors. Gunter Gao was named as the replacement President and Chief Executive Officer of the Company. Except under very limited circumstances, the Company can not exercise any control or influence over the business or management of Southwest Products and has no access to visit or obtain information from Southwest Products without prior trustee approval.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
       (Amounts in thousands, except number of shares and per share data)


1. GENERAL ( continued )


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

            The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, necessary to present fairly the financial position at March 31, 1999, the results of operations for the three months ended March 31, 1998 and 1999, and the changes in cash flows for the three months ended March 31, 1998 and 1999. These adjustments are of a normal recurring nature.

            The consolidated balance sheet as of December 31, 1999, is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

            In 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for the three months ended March 31, 1998 and 1999 have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
       (Amounts in thousands, except number of shares and per share data)


2. BASIS OF PRESENTATION (continued)

            In 1998, the Financial Accounting Standards Board issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company expects to adopt the new statement effective Januray 1,
   2000.   The statement will require the Group to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

            The exercise of outstanding warrants is not included as part of the assumption in the calculation of diluted earnings per share as the share price of the Company for the three months ended March 31, 1998 and 1999 was lower than the exercise prices. The warrants expired on June 30, 1998.

            The diluted loss per share for the three months ended March 31, 1999 is the same as the basic loss per share as there was an antidilution effect which reduces the loss per share. The calculation which resulted in such an antidilution was based on the assumptions that the conversion rights under the Covertible Debentures had been fully exercised, at the adjusted exercise price as stated in note 7, and the redemption of preferred shares, both on January 1, 1998.

            The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.


3. FOREIGN CURRENCY TRANSLATION AND EXCHANGE

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
       (Amounts in thousands, except number of shares and per share data)


3. FOREIGN CURRENCY TRANSLATION AND EXCHANGE (continued)


            For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on March 31, 1999 of US$ 1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on March 31, 1999 or at any other certain rate on March 31, 1999.


4. INVENTORIES

       Inventories consist of the following at December 31, 1998 and March 31, 1999:

                                             December 31, 1998     March 31, 1999
                                             -----------------     --------------
                                             RMB         US$         RMB        US$
                                             ---         ---         ---        ---
Raw materials                              148,470     17,888    121,069     14,587
Work-in-progress                           140,238     16,896    185,744     22,378
Finished goods                             419,668     50,562    373,438     44,992
                                          --------    -------   --------    -------
                                           708,376     85,346    680,251     81,957
Less: Allowance for obsolescence          (136,200)   (16,409)  (136,200)   (16,409)
                                          --------    -------   --------    -------
Inventories, net                           572,176     68,937    544,051     65,548
                                          ========    =======   ========    =======

5.  DISCONTINUED OPERATION

                                             December 31, 1998     March 31, 1999
                                             -----------------     --------------
                                             RMB         US$         RMB        US$
                                             ---         ---         ---        ---
 Cost of investment                         28,288      3,408     28,288      3,408
 Share of accumulated losses of the
  unconsolidated subsidiary                (15,160)    (1,826)   (15,614)    (1,881)
                                           -------     ------    -------     ------
 Net carrying value                         13,128      1,582     12,674      1,527
 Due from the unconsolidated subsidiary     29,670      3,574     30,408      3,664
                                           -------     ------    -------     ------
                                            42,798      5,156     43,082      5,191
                                           =======     ======    =======     ======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
       (Amounts in thousands, except number of shares and per share data)



5.  DISCONTINUED  OPERATION ( continud )

            As stated in Note 1, the Company appointed a U.S. citizen as the trustee of the Company to manage Southwest Products, pursuant to a Voting Trust Agreement. The Voting Trust Agreement also provides that the trustee will not accept direction from the Company and will not permit the Company to exercise any control or infulence over the business or management of Southwest Products. All visits or requests for information to Southwest Products by the Company must be submitted to the trustee in advance and receive the trustee's approval. In addition, all "foreign persons" within the meaning of 31 C.F.R. (S)800.213 serving as officers and/or directors of Southwest Products tendered their resignations pursuant to the terms of the Voting Trust Agreement.

            The proposal for the sale of Southwest Products decided by the Company also gave rise to the disposal of a segment of a business in accordance with the APB30. The segment that was held for disposal was all identified as the net assets of Southwest Products. The net assets of Southwest Products at December 31, 1998 and March 31, 1999 were as follows:

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
       (Amounts in thousands, except number of shares and per share data)


5.  DISCONTINUED OPERATION (continued)


                                                    December 31, 1998              March 31, 1999
                                                    -----------------             ---------------
                                                     RMB          US$          RMB            US$
                                                     ---          ---          ---            ---

Cash and bank balance                              3,724          449        5,170            623
Inventories                                       11,208        1,350       12,881          1,552
Account receivables                                8,061          971        5,303            639
Prepayment, deposit and other receivables            301           36        1,286            155
                                                 -------       ------      -------         ------
Current assets                                    23,294        2,806       24,640          2,969
Property, plant and equipment, net                13,150        1,584       12,890          1,553
Goodwill  *                                        9,928        1,196        9,928          1,196
Long term investment                                 428           52            8              1
                                                 -------       ------      -------         ------
                                                  46,800        5,638       47,466          5,719
                                                 -------       ------      -------         ------

Account payable                                   (  717)      (   86)      (  806)        (   97)
Other payable                                     (3,229)      (  389)      (3,594)        (  433)
Taxes other than income                           (   56)      (    6)          16              2
Due to holding company                           (29,670)      (3,575)     (30,408)        (3,664)
                                                 -------      -------     --------         ------
Current liabilities                              (33,672)      (4,056)     (34,792)        (4,192)
                                                 -------      -------     --------         ------

Net assets                                        13,128        1,582       12,674          1,527
                                                 =======       ======      =======         ======

* Goodwill of Southwest Products comprised:
  Cost                                            10,760        1,296       10,760          1,296
  Less : Amortization                            (   832)      (  100)     (   832)        (  100)
                                                 -------       ------      -------         ------
                                                   9,928        1,196        9,928          1,196
                                                  ======       ======       ======         ======

6. SECURED PROMISSORY NOTE

            A promissory note for US$ 5,000 (RMB 41,600) (the "Promissory Note") was issued to Asean Capital Limited ("Asean") in connection with the Share Exchange Agreement and is secured by a continuing security interest in all of the Company's right, title and interest in the outstanding capital stock of its wholly-owned subsidiary, China Bearing. The Promissory Note is denominated and repayable in full in United States dollars, and bears interest at 8% per annum.

            In connection with the issuance of convertible debentures described at Note 7, Asean agreed that for so long as any of the convertible debentures are outstanding, no amounts are to be repaid on the Promissory Note unless there is sufficient working capital and the repayment is made in accordance with the following schedule:-

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
       (Amounts in thousands, except number of shares and per share data)


6.      SECURED PROMISSORY NOTE (continued)


      Payment Period                               Amount
      --------------                               ------
    August 1, 1996 to July 31, 1997                up to US$ 2,000 plus accrued interest
    August 1, 1997 to July 31, 1998                up to US$ 1,500 plus accrued interest
    August 1, 1998 to July 31, 1999                up to US$ 1,500 plus accrued interest

            In accordance with this schedule, a principal payment of US$ 2,000 (RMB 16,700) was made on the Promissory Note on September 10, 1996. As a result of the Company's current financial position, the directors do not expect to make any other repayments in the foreseeable future.


7. CONVERTIBLE DEBENTURES AND OTHER LOANS

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

            The Investors have the right to convert at any time, in whole or in part of the principal amount of the Convertible Debentures into shares of the Common Stock of the Company. The Conversion Price (the "Conversion Price") was initially US$5.00 per share, subject to adjustment for (a) change in par value of the Common Stock, (b) issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) rights offering at a price which is less than the lower of the then market price or Conversion Price, (e) issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price or Conversion Price, (f) issuance of shares at a price per share which is less than the lower of the then market price or the Conversion Price, and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ended December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such periods. Due to the Company's failure to achieve the projected cumulative audited earnings per common share of US $1.79 for the two years ended December 31, 1997, the Conversion Price has been adjusted to US$1.84 per share pursuant to the terms of the Subscription Agreement.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
       (Amounts in thousands, except number of shares and per share data)


7. CONVERTIBLE DEBENTURES AND OTHER LOANS (continued)


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


        Due to the failure of the Company to achieve the required minimum earnings per common share of U.S.$0.55 in 1997, an event of default occurred. As a result, interest was being accrued at the rate of 19.75% per annum. Pursuant to a Settlement Agreement reached in October 16, 1998 with the investors, the investors agreed not to demand the immediate repayment of the Convertible Debentures. In addition, the aggregate principal amount of the Convertible Debentures (plus simple interest at a rate of 12.375% per annum until July 22, 1998 less interest paid) was restructured as a loan in an aggregate principal amount of U.S. $13,173. The debt, which carries a simple interest rate of 10% per annum, is required to be repaid over a period of three years ending on July 23, 2001.

        The modification of terms of the debts thus constitues troubled debt restructuring under Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Resturcturings" ("FAS 15"). Under FAS 15, a debtor shall account for a troubled debt restructuring, when there is modification of terms of the debts, at the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms.

        The principal balance of the Instatlment Loan was restated to the face value of the Convertible Debenture together with any unpaid interest expenses calculated at the rate of 19.75% as entitled in the Subscription Agreement, after adjusting the fair value of the common stocks issuable on debt restructuring. The fair value of the common stocks issuable on debt resturcturing was RMB 2,905, being the market value of the Company's trading stocks at October 16, 1998. Thereafter, the interest expenses of the Instalment Loan was charged to the profit and loss account on a discounted basis.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)


7.  CONVERTIBLE DEBENTURES AND OTHER LOANS (continued)



        The maturity of the Instalment Loan was as follows:

                                                                     RMB
     Payable in year ending March 31,
      -   2000                                                       23,078
      -   2001                                                       32,785
      -   2002                                                       60,157
                                                                    -------
                                                                    116,020
                                                                    =======

        The Instalment Loan bears an effective interest of 5.6% per annum and is repayable with a repayment schedule as set out in the Settlement Agreement.

        As part of the settlement, the Company also issued 466,667 shares of Common Stock to the Investors, which are not transferable for a period of three years and the members of the Sunbase Group agreed that 50% of any public market funds raised by the Company or its subsidiaries will be applied immediately towards discharging the then outstanding debt and interest accrued thereon.

        The obligations of China Bearing under the Settlement Agreement are guaranteed by other members of the Sunbase Group on an at least pari passu basis with the guarantors' other present and future unsecured and unsubordinated obligations.

        Pursuant to an undertaking as a supplement to the Settlement Agreement, Asean Capital unconditionaly and irrevocably gurantees and undertakes to each of the Debenture Holders that for so long as any of the obligations of the Group under the Settlement Agreement remain outstanding the full due and punctual payment of all sums now or subsequently payable under the Settlement Agreement by China Bearing and agrees to perform or procure the performance of such payment obligations of China Bearing. Pursuant to the Settlement Agreement, the holding company of Asian Capital, Sunbase International Holdings Limited ("Sunbase International") undertakes to each of the Debenture Holders that Sunbase International shall not reduce its current issued beneficial shareholdings (being 100%) in the share capital of Asean Capital. In addition, one of the subsidiaries of Sunbase International, Extensive Resources Limited ("ERL") further granted a charge over 1,000,000 issued shares in the capital of Tianjing Development Holdings Limited held by ERL in favour of the trustee for and on behalf of the Debenture Holders. Tianjing Development Holdings Limited is a company listed in the Hong Kong Stock Exchage. The market value of the pledged shares was RMB4,521 at March 31, 1999

        China Bearing has failed to make three scheduled payments under the Settlement Agreement: (i) principal of $831 and interest of $109 due as of March 23, 1999, (ii) principal of $28 and interest of $102 due as of April 23, 1999 and (iii) principal of $29 and interest of $101 due as of May 23, 1999. As a result, there currently exists an event of default under the Settlement Agreement, and the investors are entitled to accelerate the entire principal amount outstanding together with any accrued but unpaid interest under the Settlement Agreement, and to call upon the guarantees by the other members of the Sunbase Group. The Company, China Bearing and the other members of the Sunbase Group are currently in negotiations with the Investors regarding these events of default. The directors believe that a workable solution which would include a revised repayment schedule upon the disposal of Southwest Products can be made with the creditors in due course. As a result of the default, the Instalment Loan was classified as current.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


OVERVIEW

      The Company owns, through various subsidiaries and joint venture interests, a 51.43% indirect ownership in Harbin Bearing. Harbin Bearing manufactures a wide variety of bearings in the PRC for use in commercial, industrial and aerospace applications that are sold primarily in the PRC and certain western countries, including the United States. On January 16, 1996, the Company acquired Southwest Products, which manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries.

      The acquisition of Southwest Products has been accounted for under the purchase method of accounting, and the results for Southwest Products have been included in the Company's consolidated results of operations since January 1, 1996. However, as a result of the arrangement with CFIUS to place Southwest Products under trusteeship of the trustee by which Sunbase shall divest Southwest Products, the operations of Southwest Products are treated as discontinued operations in the Company's 1999 consolidated financial statements.

      As a result of the adverse market conditions in China which existed as a result of the general financial turmoil which affected Asia in 1997 and 1998, and which continues to affect Asia in 1999, the funds designated to Chinese stated-owned enterprises, which included customers of Harbin Bearing, became even less available than in previous years. As a result, it became increasingly more difficult for Harbin Bearing to collect on its accounts receivable, which had an adverse impact on Harbin Bearing and the Company's first quarter 1999 results.

      Unless otherwise indicated in this Item 2, all RMB and U.S. Dollar amounts except per share information are expressed in thousands ( '000).

RESULTS OF OPERATION

      The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended March 31, 1998 and 1999.

                                                          Three Months Ended March 31,
                                                   -------------------------------------------
                                                             1998                   1999
                                                             ----                   ----
                                                       RMB          %          RMB        %
                                                    -----------   --------   ---------   ------

     Net sales                                         89,784      100.0     113,340      100
     Cost of sales                                    (65,641)     (73.1)   (108,921)   (96.1)
                                                     --------     ------    --------    -----
     Gross profit                                      24,143       26.9       4,419      3.9

     Selling expenses                                  (3,364)      (3.7)     (5,880)    (5.2)
     General and administrative expenses              (11,024)     (12.3)    (10,110)    (8.9)
     Interest expenses                                (19,526)     (21.7)    (15,906)   (14.0)
                                                     --------     ------    --------    -----

     Operating loss before minority interests          (9,771)     (10.8)    (27,477)   (24.2)
     Minority interests                                 1,765        2.0      12,292     10.8
                                                     --------     ------    --------    -----

     Net loss from continuing operations               (8,006)      (8.8)    (15,185)   (13.4)
     Net loss from discontinued operations               (961)      (1.1)      ( 454)    (0.4)
                                                     --------     ------    --------    -----
                                                       (8,967)      (9.9)    (15,639)   (13.8)
                                                     ========     ======    ========    =====

     Net Sales
     ---------

            Net sales for the Company from continuing operations for the three months ended March 31, 1999 increased by RMB 23,556 or 26.2% to RMB 113,340, as compared to RMB 89,784 for the three months ended March 31, 1998. The increase in net sales for the period ended March 31 1999 was primarily attribuable to a certain number of back log orders which were delivered and recorded as sales in the first quarter of 1999 rather than the last quarter of 1998 due to the Company's tighten credit policy to customers in view of the adverse market condition in China.

     Cost of Sales/Gross Profit
     --------------------------

            Cost of sales for the Company from continuing operations for the three months ended March 31, 1999 increased by RMB 43,280 or 65.9% to RMB 108,921 as compared to RMB 65,641 for the three months ended March 31, 1998. The cost of sales for the three months ended March 31, 1999 and 1998 was calculated using the gross profit method by reference to average annual gross profit ratios.

            The Company's gross profit from continuing operations for the three months ended March 31, 1999 decreased by RMB 19,724 or 81.7% to RMB 4,149 as compared to RMB 24,143 for the three months ended March 31, 1998. Gross profit as a percentage of revenue also decreased from 26.9% for the three months ended March 31, 1998 to 3.9% for three months ended March 31, 1999. The significant decrease in gross profit was mainly attributable to the adverse market conditions in the PRC, which led to a plunge in units of bearings produced for the three months ended 1999. In addition, in response to the continuous decrease in the market selling price of bearings due to keen competition, the Company was forced to lower its selling price for certain bearings below its cost in order to maintain its market share.

     Selling Expenses
     ----------------

            Selling expenses for the Company from continuing operations for the three months ended March 31, 1999 increased by RMB 2,516 or 74.8% to RMB 5,880 as compared to RMB 3,364 for the three months ended March 31, 1998. The major reasons for the increase in selling expenses were:-
     (a) the increase in payment of royalty and government taxes which were increased in line with the incease in sales.
     (b) the increase in other selling expenses for marketing of its products and for providing better services to its customers in order to maintain its market share and competitiveness in China.

     General and Administrative Expenses
     -----------------------------------

            General and administrative expenses for the Company from continuing operations for the three months ended March 31, 1999 decreased by RMB 914 or 8.3% to RMB 10,110 as compared to RMB 11,024 for the three months ended March 31, 1998. The decrease was as a result of the Company adopted stronger control on its overhead and implement certain cost-cutting measures in order to improve its profitability and competitiveness.

     Interest Expenses
     -----------------

            Interest expenses for the Company from continuing operations for the three months ended March 31, 1999 decreased by RMB 3,620 or 18.5% to RMB 15,906 as compared to RMB 19,526 for the three months ended March 31, 1998. The decrease in interest expense was primarily attributable to the decrease in interest payments after the execution of the Settlement Agreement signed on October 16, 1998.

     Net loss from continuing operations
     -----------------------------------

            As a result of the aforementioned factors, net loss from continuing operations increased by RMB 7,179 or 89.7% to RMB 15,185 for the three months ended March 31, 1999 as compared to RMB 8,006 for the three months ended March 31, 1998.


     Net loss from discontinued operations
     -------------------------------------

            The Company's net loss from discontinued operations decreased by RMB 507 or 52.8% to RMB 454 for the three months ended March 31, 1999 as compared to RMB 961 for the three months ended March 31, 1998. This improvement resulted primarily from increased sales.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

      Net cash used in operating activities from continuing operation was RMB 9,281 for the three months ended March 31, 1999, as compared to net cash used in operating activities from continuing operations of RMB 23,615 for the period ended March 31, 1998. The decrease use of cash in operating activities from continuing operations is primarily due to the decrease in inventory levels of the Company. The Company's net working capital decreased by RMB 16,384 at March 31, 1999 to RMB 45,500 as compared to RMB 61,844 at December 31, 1998, and RMB 295,005 at March 31, 1998 and the Company's current ratio at March 31, 1999 was 1.04:1 as compared to 1.05:1 at December 31, 1998 and 1.28:1 at March 31, 1998.

Investing activities

      Capital expenditures for the three months ended March 31, 1999 of RMB 2,114 consisted of cost relating to the renovation of existing facilities and equipment, and were financed by internally generated funds, short-term and long term bank loans. The Company does not expect to spend more than the minimum required to maintain its equipment and facitlities in 1999. As of March 31, 1999, the Company had no outstanding capital expenditure commitments. There are no other material capital expenditures expected in the near future.

Financing activities

          The Company has historically relied on both short-term and long-term bank loans from Chinese banks to support its operating requirements. Short-term bank loans, which have terms ranging from three months to six months, are utilized to finance operating requirements and capital requirements and are renewed on a revolving basis. Long-term bank loans are utilized to fund capital expansion projects. During the three months ended March 31, 1999, the net decrease in bank loans (after deducting repayment) was RMB 1,856. The Company believes that it will be able to continue to maintain and expand its bank borrowings under its current lending arrangements.

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

Payment Period                             Amount
--------------                             -----------
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

          The financial condition of the Company raises substantial doubt about the Company's ability to continue as an independent going concern. The description of the business, financial condition and results of operations of the Company contained in this Quarterly Report, however, have been prepared on a going concern basis. They do not include any adjustments that might result from the outcome of the uncertainty relating to the Company's ability to continue as a going concern, including, without limitation, adjustments to the carrying value of assets and liabilities or the classification of liabilities that would be necessary if the Company were not considered to be a going concern. Such adjustments would have a material adverse effect on the Company's financing condition.

          The directors have adopted the following measures to improve the financial position, cash flow, profitability and operaitons of the Company:

(a)       Proposal for the sale of Southwest Products

          Pursuant to a resolution dated December 16, 1998, the board of directors decided to dispose Southwest Products and began to seek potential investors through the appointment of a trustee. Currently, the Company has received responeses from several investors who have expressed interest in acquiring Southwest Products. The directors estimate the sale of Southwest Products will be completed in mid 1999.

(b)       Negotiation under the Settlement Agreement

          The Company is currently conducting negotiations with the Investors under the Settlment Agreement in relation to the event of default in repayment of the amounts due under the Settlement Agreement since March 1999. The directors believe that a workable solution, which would include a revised repayment schedule upon the disposal of Southwest Products, can be made with the Investors in due course.

(c)       Renewal of PRC bank loans

          In the past, the Company has been allowed by the PRC bankers to roll over the loans due for repayment. Accordingly, the directors believe that the existing bank loans will be renewed in the forthcoming year.

(d)       Operational and improved profitability measures

          The directors are in the process of implementing certain measures designed to further restore the Company's financial strength. Such measures include, iner-alia:


       i) the rationalisation of overheads which comprises certain cost cutting measures;
      ii)  the revision of its pricing policy to boost sales;
     iii) active negotiations with existing and new bankers for new banking facilities;
      iv)  tighter credit controls over debt collections;
       v) active negotiations with existing raw material suppliers to obtain a long credit terms;and
      vi)  the exploration of new clientele in other provinces in the PRC.

(e)  Restructuring of the Company

       The directors are in the process of evaluating the Company's business strategy which may involve an alliance with a strategic partner, reorganisation of the Company's operations and/or divestiture of its bearing manufacturing assets in the PRC.

       In the opinion of the directors, in light of the measures completed to date together with the expected results of other measures in progress, it is reasonable to expect that the Company will be able to ease its liquidity problem in the near future. The management have dedicated their efforts to reviving the operations of the Company by eliminating, to the extent possible, all the factors leading up to the deterioration of its performance in the past. After taking into account the existing banking facilities, expected net proceeds from the disposal of Southwest Products and subject to the sucessful negotiation with the Investors under the Settlement Agreement to reach a workable solution, the directors believe that the Company will have sufficient working capital for its current requirements for a period of one year after the balance sheet date. In this regards, the financial statements have been prepared on a going concern basis.

INFLATION / DEFLATION AND CURRENCY MATTERS


       In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1998, the general inflation rate in the PRC was under control, with the PRC experiencing a 3.0% deflation in prices for the three months ended March 31,1999 (1998: minus 2.6%). Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.



       The Company continually monitors the effects of inflation and deflation. In view of the change in market conditions and increased competition, the Company in an inflationary market may be unable to raise its prices to shift a portion of the inflated costs to customers, and the Company in a deflationary market may be forced to lower its prices to maintain competitive prices. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1996, 1997, 1998 and the first quarter of 1999.



       Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.



       Although the Company has export ambitions, historically, substantially all of the Company's sales have been domestic and settled in RMB. Moreover, historically, substantially all of the Company's costs have been incurred in RMB. It is possible, however, that the revenue/cost profile of the Company could change in the future, and if it does, then it is possible that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the results of operations. Currently, all of the Company's bank debts are denominated in RMB. However, the Company has indebtedness in respect of the Convertible Debentures that is denominated in U.S. dollars, so that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the Company's financial position. Although prior to 1994 the RMB experienced significant devaluation against the U.S. Dollar, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was U.S.$1.00 to RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, RMB
8.3 at December 31, 1996, RMB 8.3 at December 31, 1997, RMB 8.3 at December 31, 1998 and RMB 8.3 at March 31, 1999. The People's Bank of China has declared its intention not to devalue the RMB. However, it is possible that competitive pressures resulting from the significant devaluation of other Asian currencies will ultimately force the Government of China to reconsider its position on devaluation of the RMB.

YEAR 2000 COMPLIANCE



  The Company has completed an assessment of its non-information technology systems, and believes based on that assessment that these systems do not contain any elements that are susceptible to Year 2000 problems. Based on recent assessments of its information technology systems, the Company has determined that some portions of its information processing systems, particularly the mainframe computer used by Southwest Products, will require modification or replacement in order to ensure that those systems are Year 2000 compliant. The Company intends to replace these information processing systems, but does not believe that the cost of such replacement will be material. The Company believes that Southwest Products will assume the cost of modifying or replacing the information processing systems used by Southwest Products, including the mainframe computer used by Southwest Produts.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS



Foreign Investment Matters


       Pursuant to the terms of the trusteeship which holds the Company's interest in Southwest Products, except under very limited circumstances, the Company can not exercise any control or influence over the business or management of Southwest Products and has no access to visit or obtain information from Southwest Products without prior trustee approval. As a result, the Company lost its control over Southwest Products since December 31, 1998 and all information contained in this Quarterly Report with respect to Southwest Products for the period ended March 31, 1998, and all information contained in this Quarterly Report with respect to Southwest Products for any period subsequent to December 31, 1998 has been obtained through the trustee and the Company cannot verify the accuracy and completeness of the information for any period subsequently to December 31, 1998.



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

Substantial Leverage; Inadequacy of Earnings to Cover Fixed Charges

       As at March 31, 1999, the Company has, on a consolidated basis, total indebtedness of approximately RMB 811,409 (US$ 97,760), resulting in a ratio of debt to total capitalization of 2.91:1 at that date. Substantially all of such indebtedness is denominated in RMB.

       The Company will require substantial cash flow to meet its repayment obligations on its indebtedness, as well as on any future additional indebtedness it may incur. In the first quarter of 1999, the Company's earnings were inadequate to cover fixed charges by approximately RMB 131,205 (U.S. $15,807) (Note: For purposes of this calculation, the term "fixed charges" means the total amount of debt service (principal and interest) due under the Convertible Debentures, as modified by the Settlement Agreement, during the first quarter of 1999. The Promissory Note issued to Asean Capital did not appear to be meaningful for purposes of this calculation because the Promissory
Note is subordinated to the Convertible Debentures and was issued to a related party. The term "earnings" means net loss from continued operations during the first quarter of 1999. Thus, for this calculation, the first quarter of 1999 net loss was simply added to the first quarter of 1999 debt service under the Convertible Debentures, as modified by the Settlement Agreement.)

       The ability of the Company to make scheduled interest payments on, and retire at maturity the principal of, its indebtedness is dependent on the Company's future performance. However, the Company experienced net loss from continuing operation and negative cash flow from continuing operations of RMB 15,185 and RMB 9,281 for the period ended March 31, 1999, and RMB 8,006 and RMB 23,615 for the period ended March 31, 1998, respectively. The Company expects that net losses may continue for the foreseeable future in view of the current economic situation in China and many other factors beyond its control. In addition, the Convertible Debentures and the Settlement Agreement impose significant operating and financial restrictions on the Company. Such restrictions limit the Company's ability to create liens and its use of the proceeds from certain asset sales. These factors may make the Company more vulnerable to economic and industry downturns, limit its ability to obtain additional financing to fund future working capital requirements, capital expenditures or other general corporate purposes, and reduce its flexibility in responding to changing business or economic conditions or to a substantial decline in operating results.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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



       The RMB is translated into U.S. dollars in consolidation, and will result in cumulative translation adjustments which are included in other comprehensive income (loss). For the first quarter of 1999, the potential effect on other comprehensive income (loss) resulting from a hypothetical 5%, 10% and 20% weakening in the quoted RMB rate against the U.S. dollar would have resulted in a $1,606, $3,066 and $5,620 decrease in consolidated stockholders' equity and an $90, $171 and $314 decrease in net loss as of March 31 1999. The same hypothetical movements would have resulted in an RMB 1,450, RMB 2,900 and RMB 9,801 increase in the amount of debt service payable by the Company under the Settlement Agreement in the first quarter of 1999. Actual results may differ.


Interest Rate Risk


       The Company's bank loans are all fixed rate and denominated in RMB. Fixed rates range between 7.6% per annum and 9.5% per annum for short-term loans, and between 3.7% per annum and 15.12% per annum for long-term loans. The total amount of short-term bank loans outstanding as of March 31, 1999 was RMB 514,376 with an effective interest rate of 7.9% per annum. The total amount of long-term bank loans outstanding as of March 31, 1999 was RMB 156,113, with an effective interest rate of 8.4% per annum. In addition, the Company has indebtedness under the Settlement Agreement (and under the Convertible Debentures and Subscription Agreement in the event a satisfactory settlement can not be made pursuant to default under the Settlement Agreement) at fixed rates of interest. As such, the Company is exposed to interest rate risk on its long-term bank loans and in respect of its indebtedness under the Settlement Agreement (or Convertible Debentures and Subscription Agreement). Given banking practices in the PRC, the Company believes that it will be able to refinance its long-term bank loans at market rates whenever they drop significantly below the fixed rates specified on its long-term bank loans. At present, the Company believes that the risk of a significant drop in relevant market interest rates during the term of the debt under the Settlement Agreement is remote; however, the Company may consider entering into hedge transactions if such a risk is perceived to increase.

                          PART II.  OTHER INFORMATION

Item 1  Legal Proceedings

            There are no material developments.

Item 2 Changes in Securities and Use of Proceeds

        None

Item 3  Defaults Upon Senior Securities


            China Bearing has failed to make three scheduled payments under the Settlement Agreement: (i) principal of $831 and interest of $109 due as of March 23, 1999, (ii) principal of $28 and interest of $102 due as of April 23, 1999 and (iii) principal of $29 and interest of $101 due as of May 23, 1999. As a result, there currently exists an event of default under the Settlement Agreement, and the investors are entitled to accelerate the entire principal amount outstanding together with any accrued but unpaid interest under the Settlement Agreement, and to call upon the guarantees by the other members of the Sunbase Group. The Company, China Bearing and the other members of the Sunbase Group are currently in negotiations with the investors regarding these events of default. While the Company believes that a workable solution which would include a revised repayment schedule upon the disposal of Southwest Products can be reached with the investors in due course, no assurance can be given as to when or if such negotiation will result in a rsolution that is favorable to the Company.


Item 4  Submission of Matters to a Vote of Security Holders

            On May 6, 1999, Asean Capital Limited, holding 8,739,900 shares of Common Stock of the Company and 36 shares of Series A Convertible Preferred Stock of the Company, resolved, pursuant to written consents of shareholders of the Company without a meeting (i) to remove Mr. William Mckay as a director of the Company effective as of May 6, 1999; and (ii) to amend Article III, Section 2 of the Company's By-laws by deleting it in its entirety and replacing it with the following provision:

            "The Board of Directors shall consist of a minimum of three (3) and a maximum of seven (7) members. However, the minimum number of directors may be reduced to a minimum of one (1) director if there is only (1) shareholder or two (2) directors if there are only two (2) shareholders. The exact number shall be determined from time to time by resoluction of the Board of Directors. Until otherwise determined by such resolution, the Board of Directors shall consist of four (4) members."

Item 5  Other Information

        None

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        11  Computation of Earnings per common share

        27  Financial Data Schedule

        (b)  Reports on Form 8-K:

        Three months ended March 31, 1999: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SUNBASE ASIA INC.
                                      -----------------
                                      (Registrant)



Date:                            By:  /s/ Gunter Gao
                                      ----------------
                                      Gunter Gao
                                      Chairman, President and
                                      Chief Executive Officer


Date:                            By:  /s/ (Roger) Li Yuen Fai
                                      ------------------------
                                      (Roger) Li Yuen Fai
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)