Form 10-Q
period 1999-06-30
SUNBASE ASIA INC
filed 1999-08-13
CIK 95626

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 1999.



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from         to
                               -------    -------

                          Commission File No.  0-3132

                               SUNBASE ASIA, INC.
             (Exact name of Registrant as specified in its charter)

        Nevada                                            94-1612110
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

As of June 30, 1999, the Company had 14,118,751 shares of common stock issued and outstanding.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                      -----------------------------------


                                     INDEX

                                                                                       Page
                                                                                       ----
PART I:  FINANCIAL INFORMATION


         Item 1  --  Financial statements

                     Consolidated Condensed Balance Sheets (unaudited)
                     - December 31, 1998 and June 30, 1999                             3-4


                     Consolidated Condensed Statements of Income (unaudited)
                     - Three months and six months ended June 30, 1998 and 1999          5

                     Consolidated Condensed Statements of Cash Flow (unaudited)
                     - Six months ended June 30,1998 and 1999                            6

                     Notes to Consolidated Condensed Financial Statements (unaudited)
                     - Three months and six months ended June 30, 1998 and 1999       7-16

         Item 2  --  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                           17-26

         Item 3  --  Quantitative and Qualitative Disclosure about Market Risk       27-31

PART II: OTHER INFORMATION

         Item 6 - - Exhibits and Reports on Form 8-K                                    32

SIGNATURES                                                                              33

EXHIBIT 11          Computation of Earnings Per Common Share                         34-35

PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   AS OF DECEMBER 31, 1998 AND JUNE 30, 1999
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                 12/31/98           6/30/99
                                              --------------      ----------
                                 Notes        RMB        US$      RMB    US$
                                 -----        ---        ---      ---    ---
ASSETS
Current assets
    Unrestricted cash and bank
     balances                              19,075     2,298       4,783      576
    Accounts receivable, net              468,075    56,396     530,413   63,905
    Notes receivable                        2,440       294         725       87
    Inventories, net                 4    572,176    68,937     582,028   70,124
    Other receivables                      26,720     3,219      38,514    4,640
    Due from related companies            205,216    24,724     196,688   23,697
                                        ---------  --------  ----------  -------
Total current assets                    1,293,702   155,868   1,353,151  163,029
Fixed assets                              559,245    67,379     524,995   63,253
Net assets of discontinued
 operations                          5     42,798     5,156      30,880    3,720
Deferred asset                              9,553     1,151       8,745    1,054
                                        ---------  --------  ----------  -------
Total assets                            1,905,298   229,554   1,917,771  231,056
                                        =========  ========  ==========  =======

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Current liabilities
    Short term bank loans                 516,232    62,197     514,182   61,949
    Long term bank loans,
     current portion                      156,113    18,809     156,113   18,809
    Accounts payable                      141,616    17,062     142,782   17,203
    Accrued liabilities and
     other payables                       122,431    14,751     193,690   23,336
    Short term obligations
     under capital leases                  20,933     2,522      21,834    2,631
    Secured promissory note          6     24,900     3,000      24,900    3,000
    Income tax payable                     50,358     6,068      70,036    8,438
    Taxes other than income                30,417     3,664      28,682    3,456
    Due to related companies               51,579     6,214      51,876    6,250
    Other loans                      7    117,239    14,125     116,151   13,994
                                        ---------  --------  ----------  -------
Total current liabilities               1,231,818   148,412   1,320,246  159,066
Long term obligations under
 capital leases                            47,550     5,729      36,403    4,386
Minority interests                        330,409    39,808     307,192   37,011
                                        ---------  --------  ----------  -------
                                        1,609,777   193,949   1,663,841  200,463

                                                                  Continued/...

The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
       AS OF DECEMBER 31, 1998 AND JUNE 30, 1999 (UNAUDITED) (CONTINUED)
                     (Amounts in thousands, except number
                         of shares and per share data)


                                           12/31/98                6/30/99
                                     -------------------  ---------------------
                                           RMB       US$         RMB        US$
                                           ---       ---         ---        ---

Shareholders' equity:
Common Stock, par value US$ 0.001
 each,
    50,000,000 shares authorized;
    14,118,751 (1998: 13,652,084)
     shares issued,                        115        14         119         14
      and fully paid up
    466,667 shares issuable on
     debt restructuring                  2,905       350           -          -
Preferred Stock, par value US$
 0.001 each,
    25,000,000 shares authorized;
        Convertible Preferred
         Stock - Series A;
        36 shares issued and
         outstanding                    44,533     5,365      44,533      5,365
Contributed surplus                    215,052    25,910     217,953     26,260
Reserves                                28,002     3,374      28,002      3,374
Accumulated other comprehensive
 income                                  1,247       150       1,247        150
Retained earnings                        3,667       442     (37,924)    (4,570)
                                     ---------  --------  ----------    -------
Total shareholders' equity             295,521    35,605     253,930     30,593
                                     ---------  --------  ----------    -------
Total liabilities and
 shareholders' equity                1,905,298   229,554   1,917,771    231,056
                                     =========  ========  ==========    =======



  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)


                                                  Six Months Ended June 30,                  Three Months Ended  June 30,
                                         -----------------------------------------     ---------------------------------------

                                              1998            1999            1999            1998          1999          1999
                              Notes            RMB             RMB             US$             RMB           RMB           US$
                              -----           ----           -----            ----           -----          ----         -----

Net sales to
   - third parties                          217,175        208,570          25,129         135,868       101,718        12,255
   - related parties                         21,996         13,184           1,588          13,539         6,696           807
                                         ----------     ----------      ----------     -----------    ----------    ----------
                                            239,171        221,754          26,717         149,407       108,414        13,062

Cost of sales                              (174,858)      (213,107)        (25,675)       (110,391)     (104,186)      (12,552)
                                         ----------     ----------      ----------     -----------    ----------    ----------

Gross profit                                 64,313          8,647           1,042          39,016         4,228           510

Selling, general and
   administrative expenses
    - third parties                         (22,732)       (28,534)         (3,438)         (7,447)      (14,061)       (1,695)
    - related parties                        (9,014)        (3,583)           (432)         (8,196)       (2,066)         (249)
                                         ----------     ----------      ----------     -----------    ----------    ----------
                                            (31,746)       (32,117)         (3,870)        (15,643)      (16,127)       (1,944)

Interest expense, net
    - third parties                         (34,308)       (24,534)         (2,956)        (16,451)      (12,769)       (1,539)
    - related parties                        (3,587)        (4,141)           (499)         (2,035)            -             -
                                         ----------     ----------      ----------     -----------    ----------    ----------
                                            (37,895)       (28,675)         (3,455)        (18,486)      (12,769)       (1,539)
                                         ----------     ----------      ----------     -----------    ----------    ----------

Operating income / (loss)
  before minority interests                  (5,328)       (52,145)         (6,283)          4,887       (24,668)       (2,973)

Minority interests                           (2,565)        23,217           2,797          (4,331)       10,925         1,316
                                         ----------     ----------      ----------     -----------    ----------    ----------

Net income / (loss) from
  Continuing operation                       (7,893)       (28,928)         (3,486)            556       (13,743)       (1,657)

Net loss from discontinued
  operation,  net of income taxes            (1,501)       (12,663)         (1,526)          (984)       (12,209)       (1,471)
                                         ----------     ----------      ----------     -----------    ----------    ----------

Net loss                                     (9,394)       (41,591)         (5,012)           (428)      (25,952)       (3,128)
                                         ==========     ==========      ==========     ===========    ==========    ==========


Income  per common share          2
  -  Basic income / (loss) from
       continuing operation                   (0.61)         (2.05)          (0.25)           0.04         (0.97)        (0.12)
                                         ==========     ==========      ==========     ===========    ==========    ==========
  -  Basic net loss                           (0.72)         (2.95)          (0.35)          (0.03)        (1.84)        (0.22)
                                         ==========     ==========      ==========     ===========    ==========    ==========
 -  Diluted income / (loss) from
     continuing operation                     (0.61)         (2.05)          (0.25)           0.04         (0.97)        (0.12)
                                         ==========     ==========      ==========     ===========    ==========    ==========
   - Diluted net loss                         (0.72)         (2.95)          (0.35)          (0.03)        (1.84)        (0.22)
                                         ==========     ==========      ==========     ===========    ==========    ==========

Number of shares outstanding      2
   - Basic                               13,032,215     14,118,751      14,118,751      13,360,637    14,118,751    14,118,751
                                         ==========     ==========      ==========     ===========    ==========    ==========
   - Diluted                             13,032,215     14,118,751      14,118,751      13,360,637    14,118,751    14,118,751
                                         ==========     ==========      ==========     ===========    ==========    ==========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                            (Amounts in thousands)

                                           Six Months Ended June 30,
                                     ----------------------------------
                                  1998         1998         1999         1999
                                   RMB          US$          RMB          US$
                                  ----         ----         ----         ----
Cash flows from operating
 activities:
Net income                         (9,395)    (1,132)      (41,591)     (5,012)
Adjustments to reconcile
 income to net cash used in
   operating activities:
    Minority interests             2,565         309       (23,217)     (2,797)
    Depreciation                  32,956       3,971        36,364       4,381
    Share of net loss from
     discontinued operation        1,501         181        12,663       1,526
   Amortization of present
    value discount on deferred
     asset                         2,421         292           808          97
 Changes in operating
  assets and liabilities-
(Increase) decrease in
 assets:
    Accounts receivable           45,736       5,510       (62,338)     (7,509)
    Notes receivable               2,010         242         1,715         207
    Inventories                  (94,326)    (11,365)       (9,852)     (1,187)
    Other receivables            (29,255)     (3,525)      (11,794)     (1,421)
    Due from related
     companies                   (26,400)     (3,181)        8,528       1,027
Increase (decrease) in
 liabilities:
    Accounts payable               5,069         611         1,166         141
    Notes payable                  2,350         283             -           -
    Accrued liabilities
     and other payables           10,308       1,242        71,259       8,585
    Income tax payable           (11,262)     (1,357)       19,678       2,370
    Taxes other than income       23,129       2,787        (1,735)       (208)
    Due to related
     companies                       637          77        (9,949)     (1,198)
                              ----------    --------    ----------   ---------
Net cash used in operating
 activities from
    Continuing operation         (41,956)     (5,055)       (8,295)       (998)
                              ----------    --------    ----------   ---------

Cash flows from investing
 activities:
    Advances to subsidiaries
     proposed for disposal        (1,998)       (241)        (745)         (90)
    Additions to fixed assets     (2,677)       (323)      (2,114)        (255)
                              ----------    --------    ----------   ---------
Net cash used in investing
 activities                       (4,675)       (564)      (2,859)        (345)
                              ----------    --------    ----------   ----------

Cash flows from financing
 activities:
    Net increase /
     (decrease) in bank
     loans                        22,531       2,715        (3,138)       (379)
                              ----------    --------    ----------   ---------
    Net cash provided by
     financing activities         22,531       2,715        (3,138)       (379)
                              ----------    --------    ----------   ---------

Net decrease in cash and
 cash equivalents                (24,100)     (2,904)      (14,292)     (1,722)
Cash and cash equivalents,
 at beginning of period           62,423       7,521        19,075       2,298
                              ----------    --------    ----------   ---------
Cash and cash equivalents,
 at end of period                 38,323       4,617         4,783         576
                              ==========    ========    ==========   =========
Non-cash transaction:
Financing of lease
 arrangements                     10,004       1,205        10,246       1,234
                              ==========    ========    ==========   =========

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                         ENDED JUNE 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)



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

      As a result of the acquisition of Southwest Products, the Committee on Foreign Investment in the United States ("CFIUS"), an inter-agency committee of the United States Government, began an investigation of the Company to determine if the ownership of Southwest Products by the Company would pose any threat to the national security interests of the United States. In December 1998, the Company voluntarily agreed to divest Southwest Products and, pending such disposition, placed its ownership interest in Southwest Products into an irrevocable trust. An independent trustee acceptable to the U.S. Department of Defense was appointed to oversee the operations of Southwest Products to insure Southwest Product's compliance with all U.S. laws and regulations and to work with the Company's Board of Directors to actively pursue a suitable buyer. In light of the Company's decision to appoint a trustee pending the sale of Southwest Products.

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)


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

      The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, necessary to present fairly the financial position at June 30, 1999, the results of operations for the three months and six months ended June 30, 1998 and 1999, and the changes in cash flows for the six months ended June 30, 1998 and 1999. These adjustments are of a normal recurring nature.

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

      In 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share for the six months ended June 30, 1998 and 1999 have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

 .

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                         ENDED JUNE 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)



2. BASIS OF PRESENTATION (continued)

      In 1998, the Financial Accounting Standards Board issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company expects to adopt the new statement effective January 1, 2000. The statement will require the Group to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

      The exercise of outstanding warrants is not included as part of the assumption in the calculation of diluted earnings per share as the share price of the Company for the six months ended June 30, 1998 and 1999 was lower than the exercise prices. The warrants were expired on June 30, 1998.

      The diluted loss per share for the six months ended June 30, 1999 is the same as the basic loss per share as there was an antidilution effect which reduces the loss per share. The calculation which resulted in such an antidilution was based on the assumptions that the conversion rights under the Convertible Debentures had been fully exercised, at the adjusted exercise price as stated in note 7, and the redemption of preferred shares, both on January 1, 1998.

      The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.


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

      The Company's share capital is denominated in United States dollars (US$) and the reporting currency is the RMB. For financial reporting purposes, the US$ share capital have been translated into RMB at the applicable rates prevailing on the transaction dates.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                         ENDED JUNE 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)

3. FOREIGN CURRENCY TRANSLATION AND EXCHANGE (continued)


            For financial reporting purposes, translation of from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on June 30, 1999 of US$ 1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on June 30, 1999 or at any other certain rate on June 30, 1999.


4. INVENTORIES

            Inventories consist of the following at December 31, 1998 and June 30, 1999:

                                       December 31, 1998       June 30, 1999
                                       ------------------      -------------
                                           RMB        US$        RMB       US$
                                          ----        ---        ---       ---

Raw materials                          148,470     17,888    128,132    15,438
Work-in-progress                       140,238     16,896    196,579    23,684
Finished goods                         419,668     50,562    393,517    47,411
                                      --------   --------   --------   -------
                                       708,376     85,346    718,228    86,533
Less: Allowance for obsolescence      (136,200)   (16,409)  (136,200)  (16,409)
                                      --------   --------   --------   -------

Inventories, net                       572,176     68,937    582,028    70,124
                                      ========   ========   ========   =======

5.  DISCONTINUED  OPERATION

                                       December 31, 1998         June 30, 1999
                                       ------------------        --------------
                                           RMB        US$        RMB       US$
                                          ----        ---        ---       ---

    Cost of investment                  28,288      3,408     28,288      3,408
    Share of accumulated losses
    of the unconsolidated
      subsidiary                       (15,160)    (1,826)   (27,822)    (3,352)
                                       -------     -------    -------    ------
    Net carrying value                  13,128      1,582        466         56
    Due from the unconsolidated
      subsidiary                        29,670      3,574     30,414      3,664
                                       -------     -------    -------    ------

                                        42,798      5,156     30,880      3,720
                                       =======    =======    =======     ======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                         ENDED JUNE 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)


5. DISCONTINUED OPERATION ( continued )

      As stated in Note 1, the Company appointed a U.S. citizen as the trustee of the Company to manage Southwest Products, pursuant to a Voting Trust Agreement. The Voting Trust Agreement also provides that the trustee will not accept direction from the Company and will not permit the Company to exercise any control or influence over the business or management of Southwest Products. All visits or requests for information to Southwest Products by the Company must be submitted to the Trustee in advance and receive theTrustee's approval. In addition, all "foreign persons" within the meaning of 31 C.F.R.
   (S)800.213 serving as officers and/or directors of Southwest Products tendered their resignations pursuant to the terms of the Voting Trust Agreement.

      The proposal for the sale of Southwest Products decided by the Company also gave rise to the disposal of a segment of a business in accordance with the APB30. The segment that was held for disposal was all identified as the net assets of Southwest Products. The net assets of Southwest Products at December 31, 1998 and June 30, 1999 were as follows:

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                         ENDED JUNE 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)

5.  DISCONTINUED  OPERATION  (continued)

                                 December 31, 1998              June 30, 1999
                                 -----------------           ----------------
                                 RMB           US$           RMB           US$
                                 ---           ---           ---           ---

Cash and bank balance            3,724         449         3,395           409
Inventories                     11,208       1,350        13,488         1,625
Account receivables              8,061         971         4,922           593
Prepayment, deposit and
 other receivables                 301          36         1,029           124
                              --------    --------     ---------      --------
Current assets                  23,294       2,806        22,834         2,751
Property, plant and
 equipment, net                 13,150       1,584        12,483         1,504
Goodwill  *                      9,928       1,196             -             -
Long term investment               428          52             8             1
                              --------    --------     ---------      --------
                                46,800       5,638        35,325         4,256
                              --------    --------     ---------      ---------

Account payable                   (717)        (87)         (614)          (74)
Other payable                   (3,229)       (388)       (3,823)         (461)
Taxes other than income            (56)         (7)           (8)           (1)
Due to holding company         (29,670)     (3,575)      (30,414)       (3,664)
                              --------    --------     ---------      --------
Current liabilities            (33,672)     (4,057)      (34,859)       (4,200)
                              --------    --------     ---------      --------

Net assets                      13,128       1,581           466            56
                              ========    ========     =========      ========


* Goodwill of Southwest comprised:
  Cost                          10,760       1,296        10,760         1,296
  Less : Amortization             (832)       (100)      (10,760)       (1,296)
                              --------    --------     ---------      --------
                                 9,928       1,196             -             -
                              ========    ========     =========      ========

6. SECURED PROMISSORY NOTE

      A promissory note for US$ 5,000 (RMB 41,600) (the "Promissory Note") was issued to Asean Capital Limited ("Asean") in connection with the Share Exchange Agreement and is secured by a continuing security interest in all of the Company's right, title and interest in the outstanding capital stock of its wholly-owned subsidiary's China Bearing. The Promissory Note is denominated and repayable in full in United States dollars, and bears interest at 8% per annum.

      In connection with the issuance of convertible debentures described at
   Note 7, Asean agreed that for so long as any of the debentures are outstanding, no amounts are to be repaid on the Promissory Note unless there is sufficient working capital and the repayment is made in accordance with the following schedule:-

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                         ENDED JUNE 30, 1998 AND 1999
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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1998 AND 1999
       (Amounts in thousands, except number of shares and per share data)


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

      The modification of terms of the debts thus constitutes troubled debt restructuring under Statement of Financial Accounting Standards No. 15 " Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("FAS 15"). Under FAS 15, a debtor shall account for a troubled debt restructuring, when there is modification of terms of the debts, at the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms.

      The principal balance of the Instalment Loan was restated to the face value of the Convertible Debenture together with any unpaid interest expenses calculated at the rate of 19.75% as entitled in the Subscription Agreement, after adjusting the fair value of the common stocks issuable on debt restructuring. The fair value of the common stocks issuable on debt restructuring was RMB 2,905, being the market value of the Company's trading stocks at October 16, 1998. Thereafter, the interest expenses of the Instalment Loan was charged to the profit and loss account on a discounted basis.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 1998 AND 1999
       (Amounts in thousands, except number of shares and per share data)

7. CONVERTIBLE DEBENTURES AND OTHER LOANS (continued)


        The maturity of the Instalment Loan was as follows:

                                                    RMB
   Payable in year ending June 30,
      -   2000                                    23,209
      -   2001                                    32,785
      -   2002                                    60,157
                                                  ------
                                                 116,151
                                                 =======

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

      Pursuant to an undertaking as a supplement to the Settlement Agreement, Asean Capital unconditionally and irrevocably guarantees and undertakes to each of the Debenture Holders that for so long as any of the obligations of the Group under the Settlement Agreement remain outstanding the full due and punctual payment of all sums now or subsequently payable under the Settlement Agreement by China Bearing and agrees to perform or procure the performance of such payment obligations of China Bearing. Pursuant to the Settlement Agreement, the holding company of Asean Capital, Sunbase International Holdings Limited ("Sunbase International") undertakes to each of the Debenture Holders that Sunbase International shall not reduce its current issued beneficial shareholdings (being 100%) in the share capital of Asean Capital. In addition, one of the subsidiaries of Sunbase International, Extensive Resources Limited ("ERL") further granted a charge over 1,000,000 issued shares in the capital of Tianjing Development Holdings Limited held by ERL in favour of the trustee for and on behalf of the Debenture Holders. Tianjin Development Holdings Limited is a company listed in the Hong Kong Stock Exchange. The market value of the pledged shares was RMB6,413 at June 30, 1999

      China Bearing has failed to make five scheduled payments under the Settlement Agreement: (i) principal of $831 and interest of $109 due as of March 23, 1999, (ii) principal of $28 and interest of $102 due as of April 23, 1999, (iii) principal of $29 and interest of $101 due as of May 23, 1999,
   (iv) principal of $29 and interest of $101 due as of June 23, 1999, and (v) principal of $29 and interest of $101 due as of July 23, 1999. As a result, there currently exists an event of default under the Settlement Agreement, and the investors are entitled to accelerate the entire principal amount outstanding together with any accrued but unpaid interest under the Settlement Agreement, and to call upon the guarantees by the other members of the Sunbase Group. The Company, China Bearing and the other members of the Sunbase Group are currently in negotiations with the investors regarding these events of default. The directors believe that a workable solution which would include a revised repayment schedule upon the disposal of Southwest Products can be made with the creditors in due course. As a result of the default, the Instalment Loan was classified as current.

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

   The acquisition of Southwest Products has been accounted for under the purchase method of accounting, and the result for Southwest Products have been included in the Company's consolidated results of operations since January 1, 1996. However, as a result of the arrangement with CFIUS to place Southwest Products under trusteeship of the trustee by which Sunbase shall divest Southwest Products, the operations of Southwest Products are treated as discontinued operations in the Company's 1999 consolidated financial statements.

   As a result of the adverse market conditions in China which existed as a result of the general financial turmoil which affected Asia in 1997 and 1998, and which continues to affect Asia in 1999, the funds designated to Chinese stated-owned enterprises, which included customers of Harbin Bearing, became even less available than in previous years. As a result, it became increasingly more difficult for Harbin Bearing to collect with accounts receivable, which had an adverse impact on Harbin Bearing and the Company's second quarter 1999 results.

   Unless otherwise indicated in the Item 2, all RMB and U.S. Dollar except per share information are expressed in thousands ( '000).

RESULTS OF OPERATION

Three Months Ended June 30, 1998 and 1999:

   The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended June 30, 1998 and 1999.

                                            Three Months Ended June 30,
                                    -------------------------------------------
                                              1998                  1999
                                            -------              ----------
                                        RMB         %         RMB         %
                                    -----------  -------  -----------  --------

     Sales                             149,407    100.0      108,414     100.0
     Cost of sales                    (110,391)   (73.9)    (104,186)    (96.1)
                                      --------    -----     --------    ------
     Gross profit                       39,016     26.1        4,228       3.9
     Selling expenses                (   2,557)  (  1.7)    (  2,764)   (  2.5)
     General and administrative
      expenses                       (  13,086)  (  8.7)   (  13,363)   ( 12.3)
     Interest expenses               (  18,486)   (12.4)   (  12,769)   ( 11.8)
                                      --------    -----     --------    ------
     Operating income / (loss)
      before
      minority interests                 4,887      3.3    (  24,668)   ( 22.7)
     Minority interests               (  4,331)  (  2.9)      10,925      10.0
                                      --------    -----     --------    ------
     Net income / (loss) from
      Continuing operation                 556      0.4    (  13,743)    (12.7)
     Net loss from discontinued
      operation, net of taxes         (    984)  (  0.7)   (  12,209)    (11.3)
                                      --------    -----     --------    ------
     Net loss                         (    428)  (  0.3)   (  25,952)   ( 24.0)
                                      ========    =====     ========    ======

     Sales
     -----

      Sales for the three months ended June 30, 1998 decreased by RMB 40,993 or 27.4% to RMB 108,414 as compared to RMB 149,407 for the three months ended June 30, 1998. The decrease in sales were due to the persisting adverse market condition in the PRC, and the stringent control on capital expenditure of PRC state-owned enterprises, which resulted the prolonged low level in market demand. Increasing competition within the PRC bearing industry by the small-scale bearing factories is another factor which causes the continuous low level of sales for the three months ended June 30, 1999.


     Cost of Sales/Gross Profit
     --------------------------

      Cost of sales for the three months ended June 30, 1999 decreased by RMB 6,205 to RMB 104,186 as compared to RMB 110,391 for the three months ended June 30, 1998. The cost of sales for the three months ended June 30, 1999 and 1998 was calculated using the gross profit method by reference to average annual gross profit ratios after taking the consideration of certain proportion of products of which they have no gross profit margin.

      The Company's gross profit from continuing operations for the three months ended June 30, 1999 decreased from RMB 39,016 for the three months ended June 30, 1998 to RMB 4,228, a decrease of RMB 34,788, or 89.2%. Gross profit as a percentage of revenue also decreased from 26.1% for the three months ended June 30, 1998 to 3.9% for three months ended June 30, 1999. The significant decrease in gross profit was mainly attributable to the adverse market conditions in the PRC, which led to a plunge in units of bearings produced for the period ended June 30, 1999. In addition, in response to the continuous decrease in the market selling price of bearings due to keen competition, the Company was forced to lower its selling price for certain bearings below its cost in order to maintain its market share.


     Selling Expenses
     ----------------

      Selling expenses for the three months ended June 30, 1999 slightly increased by RMB 207 or 8% to RMB 2,764 as compared to RMB 2,557 for the three months ended June 30, 1998. The slightly increase in selling expenses was due to the increase in traveling expenses by sales personnel for debt collection and development of new customers.


     General and Administrative Expenses
     -----------------------------------

      General and Administrative Expenses for the Company from continuing operations for the three months ended June 30, 1999 increased by RMB 277 or 2.1% to RMB 13,363 as compared to RMB 13,086 for the three months ended June 30, 1998. The slightly increase was primarily caused by the increase in staff benefits.


     Interest Expenses
     -----------------

      Interest Expenses for the three months ended June 30, 1999 decreased by RMB 5,717 or 30.9% to RMB 12,769 as compared to RMB 18,486 for the three months ended June 30, 1998. The decrease in interest expense was primarily attributable to the decrease in interest payments after the execution of the Settlement Agreement signed on October 16, 1998.

     Net loss from continuing operations
     -----------------------------------

      As a result of the aforementioned factors, net loss from continuing operations increased by RMB 14,299 to RMB 13,743 for the three months ended June 30, 1999 as compared to a net income of RMB 556 for the three months ended June 30, 1998.


     Net loss from discontinued operations
     -------------------------------------

      The Company's net loss from discontinued operations increased by RMB 11,225 to RMB 12,209 for the three months ended June 30, 1999 as compared to RMB 984 for the three months ended June 30, 1998. This increase in net loss was primarily attributable to the written off of goodwill.

Six Months Ended June 30, 1998 and 1999:

      The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the six months ended June 30, 1998 and 1999.

                                             Six Months Ended June 30,
                                     ------------------------------------------
                                               1998                  1999
                                               ----                  ----
                                         RMB         %         RMB         %
                                     -----------  -------  -----------  -------

     Sales                              239,171    100.0      221,754    100.0
     Cost of sales                     (174,858)   (73.1)    (213,107)   (96.1)
                                       --------    -----     --------    -----

     Gross profit                        64,313     26.9        8,647      3.9

     Selling expenses                 (   6,281)  (  2.7)   (   8,644)  (  3.9)
     General and administrative
      expenses                        (  25,465)   (10.6)   (  23,473)   (10.6)
     Interest expenses                (  37,895)   (15.8)   (  28,675)   (12.9)
                                       --------    -----     --------    -----

     Operating loss before minority
      Interests                       (   5,328)  (  2.2)   (  52,145)   (23.5)
     Minority interests               (   2,565)  (  1.1)      23,217    (10.5)
                                       --------    -----     --------    -----

     Net loss from continuing
      operation                       (   7,893)  (  3.3)   (  28,928)   (13.0)

     Net loss from discontinued
      operation, net of taxes         (   1,501)  (  0.6)   (  12,663)  (  5.7)
                                       --------    -----     --------    -----

     Net loss                            (9,394)   ( 3.9)   (  41,591)   (18.7)
                                       ========    =====     ========    =====

     Net Sales
     ---------

         Net sales for the Company from continuing operations for the six months ended June 30, 1999 slightly decreased by RMB 17,417 or 7.3% to RMB 221,754, as compared to RMB 239,171 for the six months ended June 30, 1998. The decrease in net sales for the period ended June 30 1999 was primarily attributable to the persisting adverse market conditions in China. This market conditions resulted that the Company has adopted a tighten control on its credit policy made to customers, therefore, the sales level cannot be boosted up in order to reduce the associated credit risk to the Company.


     Cost of Sales/Gross Profit
     --------------------------

         Cost of sales for the Company from continuing operations for the six months ended June 30, 1999 increased to RMB 213,107 as compared to RMB 174,858 for the six months ended June 30, 1998. The cost of sales for the six months ended June 30, 1999 and 1998 was calculated using the gross profit method by reference to average annual gross profit ratios after taking the consideration of certain proportion of products of which they have no gross profit margin.

         The Company's gross profit from continuing operations for the six months ended June 30, 1999 decreased from RMB 64,313 for the six months ended June 30, 1998 to RMB 8,647 , a decrease of RMB 55,666, or 86.6%. Gross profit as a percentage of revenue also decreased from 26.9% for the six months ended June 30, 1998 to 3.9% for six months ended June 30, 1999. The significant decrease in gross profit was mainly attributable to the adverse market conditions in the PRC, which led to a plunge in units of bearings produced for the period ended 1999. In addition, in response to the continuous decrease in the market selling price of bearings due to keen competition, the Company was forced to lower its selling price for certain bearings below its cost in order to maintain its market share.


     Selling Expenses
     ----------------

         Selling expenses for the Company from continuing operations for the six months ended June 30, 1999 increased by RMB 2,363 or 37.6% to RMB 8,644 as compared to RMB 6,281 for the six months ended June 30, 1998. The major reasons for the increase in selling expenses was attributed to the increase in other selling expenses for marketing of its products and for providing a better services to its customers in order to maintain its market share and competitiveness in China.


     General and Administrative Expenses
     -----------------------------------

         General and Administrative Expenses for the Company from continuing operations for the six months ended June 30, 1999 decreased by RMB 1,992 or 7.8% to RMB 23,473 as compared to RMB 25,465 for the six months ended June 30, 1998. The decrease was as a result of the Company adopted stronger control on its overhead and implement certain cost-cutting measures in order to improve its profitability and competitiveness.


     Interest Expenses
     -----------------

         Interest Expenses for the six months ended June 30, 1999 decreased by RMB 9,220 or 24.3% to RMB 28,675 as compared to RMB 37,895 for the six months ended June 30, 1998. The decrease in interest expense was primarily attributable to the decrease in interest payments after the execution of the Settlement Agreement signed on October 16, 1998 and decrease in interest payment due to the gradually reduction of interest rate in mainland China.


     Net loss from continuing operations
     -----------------------------------

         As a result of the aforementioned factors, net loss from continuing operations increased by RMB 21,035 to RMB 28,928 for the six months ended June 30, 1999 as compared to RMB 7,893 for the six months ended June 30, 1998.


     Net loss from discontinued operations
     -------------------------------------

         The Company's net loss from discontinued operations increased by RMB 11,162 to RMB 12,663 for the six months ended June 30, 1999 as compared to RMB 1,501 for the six months ended June 30, 1998. This deterioration of result was primarily attributable to the written off of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

   Net cash used in operating activities from continuing operation was RMB 8,295 for the period ended June 30, 1999, as compared to net cash used in operating activities from continuing operations of RMB 41,956 for the period ended June 30, 1998. The decrease use of cash in operating activities is primarily due to the decrease in inventories level of the Company. The Company's net working capital decreased by RMB 28,979 at June 30, 1999 to RMB 32,905 as compared to RMB 61,844 at December 31, 1998, and the Companys current ratio at June 30, 1999 was 1.03:1 as compared to 1.05:1 at December 31, 1998 and 1.29:1 at June 30, 1998.

Investing activities

   Capital expenditures for the six months ended June 30, 1999 of RMB 2,114 consisted of cost relating to the renovation of existing facilities and equipment, and were financed by internally generated funds, short-term and long term bank loans. The Company does not expect to spend more than the minimum required to maintain its equipment and facilities in 1999. As of June 30, 1999, the Company had no outstanding capital expenditure commitments. There are no other material capital expenditures expected in the near future.


Financing activities

   The Company has historically relied on both short-term and long-term bank loans from Chinese banks to support its operating requirements. Short-term bank loans, which have terms ranging from three months to six months, are utilized to finance operating requirements and capital requirements and are renewed on a revolving basis. Long-term bank loans are utilized to fund capital expansion projects. During the six months ended June 30, 1999, the net decrease in bank loans (after deducting repayment) was RMB 3,138. The Company believes that it will be able to continue to maintain and expand its bank borrowings under its current lending arrangements.

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

   China Bearing has failed to make five scheduled payments under the Settlement
Agreement: (i) principal of $831 and interest of $109 due as of March 23, 1999,
(ii) principal of $28 and interest of $102 due as of April 23, 1999, (iii) principal of $29 and interest of $101 due as of May 23, 1999, (iv) principal of $29 and interest of $101 due as of June 23, 1999, and (v) ) principal of $29 and interest of $101 due as of July 23, 1999. As a result, there currently exists an event of default under the Settlement Agreement, and the investors are entitled to accelerate the entire principal amount outstanding together with any accrued but unpaid interest under the Settlement Agreement, and to call upon the guarantees by the other members of the Sunbase Group. The Company, China Bearing and the other members of the Sunbase Group are currently in negotiations with the investors regarding these events of default. While the Company believes that a workable solution can be reached with the investors in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.

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

   The directors have adopted the following measures to improve the financial position, cash flow, profitability and operations of the Company:

(a) Proposal for the sale of Southwest Products

   Pursuant to a resolution dated December 16, 1998, the board of directors decided to dispose Southwest Products and began to seek potential investors through the appointment of a trustee. Currently, the Company has received responses from several investors who have expressed interest in acquiring Southwest Products.

(b) Negotiation under the Settlement Agreement

   The Company is currently conducting negotiations with the investors under the Settlement Agreement in relation to the event of default in repayment of the amounts due under the Settlement Agreement since March 1999. The directors believe that a workable solution, which would include a revised repayment schedule upon the disposal of Southwest Products, can be made with the Investors in due course.

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

(d) Operational and improved profitability measures

   The directors are in the process of implementing certain measures designed to further restore the Company's financial strength. Such measures include, iner-alia:

      i) the rationalisation of overheads which comprises certain cost cutting measures;
      ii)  the revision of its pricing policy to boost sales;
     iii) active negotiations with existing and new bankers for new banking facilities;
      iv)  tighter credit controls over debt collections;
       v) active negotiations with existing raw material suppliers to obtain a long credit terms; and
      vi)  the exploration of new clientele in other provinces in the PRC.

(e) Restructuring of the Company

   The directors are in the process of evaluating the Company's business strategy which may involve an alliance with a strategic partner, reorganisation of the Company's operations and/or divestiture of its bearing manufacturing assets in the PRC.

   In the opinion of the directors, in light of the measures completed to date together with the expected results of other measures in progress, it is reasonable to expect that the Company will be able to ease its liquidity problem in the near future. The management have dedicated their efforts to reviving the operations of the Company by eliminating, to the extent possible, all the factors leading up to the deterioration of its performance in the past. After taking into account the existing banking facilities, expected net proceeds from the disposal of Southwest Products and subject to the successful negotiation with the investors under the Settlement Agreement to reach a workable solution, the directors believe that the Company will have sufficient working capital for its current requirements for a period of one year after the balance sheet date. In this regards, the financial statements have been prepared on a going concern basis.

INFLATION / DEFLATION AND CURRENCY MATTERS

   In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1998, the general inflation rate in the PRC was under control, with the PRC experiencing a 3.2% deflation in prices in May 1999 (1998: minus 2.6%). Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

   The Company continually monitors the effects of inflation and deflation. In view of the change in market conditions and increased competition, the Company in an inflationary market may be unable to raise its prices to shift a portion of the inflated costs to customers, and the Company in a deflationary market may be forced to lower its prices to maintain competitive prices. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1996, 1997, 1998 and the second quarter of 1999.

   Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

   Although the Company has export ambitions, historically, substantially all of the Company's sales have been domestic and settled in RMB. Moreover, historically, substantially all of the Company's costs have been incurred in RMB. It is possible, however, that the revenue/cost profile of the Company could change in the future, and if it does, then it is possible that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the results of operations. Currently, all of the Company's bank debts are denominated in RMB. However, the Company has indebtedness in respect of the Convertible Debentures that is denominated in U.S. dollars, so that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the Company's financial position. Although prior to 1994 the RMB experienced significant devaluation against the U.S. Dollar, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was U.S.$1.00 to RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, RMB
8.3 at December 31, 1996, RMB 8.3 at December 31, 1997, RMB 8.3 at December 31, 1998 and RMB 8.3 at June 30, 1999. The People's Bank of China has declared its intention not to devalue the RMB. However, it is possible that competitive pressures resulting from the significant devaluation of other Asian currencies will ultimately force the Government of China to reconsider its position on devaluation of the RMB.

YEAR 2000 COMPLIANCE

   The Company has completed an assessment of its non-information technology systems, and believes based on that assessment that these systems do not contain any elements that are susceptible to Year 2000 problems. Based on recent assessments of its information technology systems, the Company has determined that some portions of its information processing systems, particularly the mainframe computer used by Southwest Products, will require modification or replacement in order to ensure that those systems are Year 2000 compliant. The Company is in the process to replace these information processing systems, but does not believe that the cost of such replacement will be material. The Company believes that Southwest Products will assume the cost of modifying or replacing the information processing systems used by Southwest Products, including the mainframe computer used by Southwest Products. The time for completion of the installation of the new mainframe system is scheduled on last quarter of 1999.

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

   The RMB is translated into U.S. dollars in consolidation, and will result in cumulative translation adjustments which are included in other comprehensive income (loss). For the second quarter of 1999, the potential effect on other comprehensive income (loss) resulting from a hypothetical 5%, 10% and 20% weakening in the quoted RMB rate against the U.S. dollar would have resulted in a $1,457, $2,781 and $5,099 decrease in consolidated stockholders' equity and an $239, $456 and $835 decrease in net loss in June 30 1999. The same hypothetical movements would have resulted in an RMB 5,808, RMB 11,615 and RMB 23,230 increase in the amount of debt service payable by the Company under the Settlement Agreement in the second quarter of 1999. Actual results may differ.

Interest Rate Risk

   The Company's bank loans are all fixed rate and denominated in RMB. Fixed rates range between 7.6% per annum and 9.5% per annum for short-term loans, and between 3.7% per annum and 15.12% per annum for long-term loans. The total amount of short-term bank loans outstanding as of June 30, 1999 was RMB 514,182 with an effective interest rate of 7.9% per annum. The total amount of long-term bank loans outstanding as of June 30, 1999 was RMB 156,113, with an effective interest rate of 8.4% per annum. In addition, the Company has indebtedness under the Settlement Agreement (and under the Convertible Debentures and Subscription Agreement in the event a satisfactory settlement can not be made pursuant to default under the Settlement Agreement) at fixed rates of interest. As such, the Company is exposed to interest rate risk on its long-term bank loans and in respect of its indebtedness under the Settlement Agreement (or Convertible Debentures and Subscription Agreement). Given banking practices in the PRC, the Company believes that it will be able to refinance its long-term bank loans at market rates whenever they drop significantly below the fixed rates specified on its long-term bank loans. At present, the Company believes that the risk of a significant drop in relevant market interest rates during the term of the debt under the Settlement Agreement is remote; however, the Company may consider entering into hedge transactions if such a risk is perceived to increase.

ITEM 4  -  FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Investment Matters

   Pursuant to the terms of the trusteeship which holds the Company's interest in Southwest Products, except under very limited circumstances, the Company can not exercise any control or influence over the business or management of Southwest Products and has no access to visit or obtain information from Southwest Products without prior trustee approval. As a result, the Company lost its control over Southwest Products since December 31, 1998.

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

Nasdaq De-Listing

   In February 1999, the Company's Common Stock was delisted from Nasdaq. After its delisting from Nasdaq, the Common Stock traded on the Bulletin Board. However, since May 20, 1999, the Company's Common Stock has not been trading on the Bulletin Board because there are currently no market makers making a market in the Common Stock and the Company is not current with its public information requirements. The Company is making efforts to become current in its public information requirements but no assurance can be given as to when trading in the Company's Common Stock on the Bulletin Board will resume or, if resumed, as to the market that will develop for the Common Stock or the prices at which it will trade. The Company appointed one of the market makers to process the necessary work for the Company to become re-listing in Nasdaq, and the work for the Company to be re-listing was in progress.

Potential Acceleration of Amounts due under the Settlement Agreement

   As a result of the failure by China Bearing to make three payments due under the Instalment provisions of the Settlement Agreement, the holders of the Convertible Debentures have the right to accelerate the payment of all amounts due under the Settlement Agreement, as well as the right to exercise all other remedies available to them under the subscription agreement pursuant to which the Convertible Debentures were purchased. While the Company believes that an equitable resolution may be reached with the holders of this indebtedness no assurances can be given in this regard and any acceleration would have a severe negative effect on the liquidity of the Company.

Substantial Leverage; Inadequacy of Earnings to Cover Fixed Charges

   As at June 30, 1999, the Company has, on a consolidated basis, total indebtedness of approximately RMB 811,346 (US$ 97,752) as at June 30, 1999, resulting in a ratio of debt to total capitalization of 3.1:1 at that date. Substantially all of such indebtedness is denominated in RMB.

   The Company will require substantial cash flow to meet its repayment obligations on its indebtedness, as well as on any future additional indebtedness it may incur. In the second quarter of 1999, the Company's earnings were inadequate to cover fixed charges by approximately RMB 145,817 (U.S. $17,568) (Note: For purposes of this calculation, the term "fixed charges" means the total amount of debt service (principal and interest) due under the Convertible Debentures, as modified by the Settlement Agreement, during the second quarter of 1999. The Promissory Note issued to Asean Capital did not appear to be meaningful for purposes of this calculation because the Promissory
Note is subordinated to the Convertible Debentures and was issued to a related party. The term "earnings" means net loss from continued operations during the second quarter of 1999. Thus, for this calculation, the second quarter of 1999 net loss was simply added to the second quarter of 1999 debt service under the Convertible Debentures, as modified by the Settlement Agreement.)

   The ability of the Company to make scheduled interest payments on, and retire at maturity the principal of, its indebtedness is dependent on the Company's future performance. However, the Company experienced operating losses and negative cash flow from operations of RMB 41,591 and RMB 14,292 for the period ended June 30, 1999; RMB 9,394 and RMB 24,100 for the period ended June 30, 1998, respectively. The Company expects that net losses may continue for the foreseeable future in view of the current economic situation in China and many other factors beyond its control. In addition, the Convertible Debentures and the Settlement Agreement impose significant operating and financial restrictions on the Company. Such restrictions limit the Company's ability to create liens and its use of the proceeds from certain asset sales. These factors may make the Company more vulnerable to economic and industry downturns, limit its ability to obtain additional financing to fund future working capital requirements, capital expenditures or other general corporate purposes, and reduce its flexibility in responding to changing business or economic conditions or to a substantial decline in operating results.

   The Company may require substantial additional funds in the event it fails to meet its projected operating results or its needs exceed its projected capital requirements. The Company's future sources of financing may include equity and debt financing. Accordingly, the Company may be required to refinance a substantial portion of its indebtedness since cash flow from operations may be inadequate to meet payment obligations arising from its long term indebtedness. There can be no assurance that the Company will be able to raise necessary debt and/or equity proceeds to meet these debt obligations or that the Company will have requisite access to capital markets on acceptable terms.

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

Impact of the Turmoil in Asian Markets

   The turmoil in Asian markets may affect the political and economic policies in China and the continued deterioration of the Asian market coupled with the liquidity restraints imposed in China could adversely affect the Company's operations and the collectability of its accounts receivable. Continuation ofthese trends could also impair the Company's liquidity.

PART II.  OTHER INFORMATION

Item 1  Legal Proceedings

        No Material Developments

Item 2  Changes in Securities

        None

Item 3  Defaults upon Senior Securities

            China Bearing has failed to make five scheduled payments under the Settlement Agreement: (i) principal of $831 and interest of $109 due as of March 23, 1999, (ii) principal of $28 and interest of $102 due as of April 23, 1999, (iii) principal of $29 and interest of $101 due as of May 23, 1999, (iv) principal of $29 and interest of $101 due as of June 23, 1999, and (v)) principal of $29 and interest of $101 due as of July 23, 1999. As a result, there currently exists an event of default under the Settlement Agreement, and the investors are entitled to accelerate the entire principal amount outstanding together with any accrued but unpaid interest under the Settlement Agreement, and to call upon the guarantees by the other members of the Sunbase Group. The Company, China Bearing and the other members of the Sunbase Group are currently in negotiations with the investors regarding these events of default. While the Company believes that a workable solution can be reached with the investors in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.


Item 4  Submission of Matters to a Vote of Security Holders

        None

Item 5  Other Information

        None

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        11   Computation of Earnings per common share

        27   Financial Data Schedule

        (b)  Reports on Form 8-K:

             Three months ended June 30, 1999: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Sunbase Asia, Inc.
                              ------------------
                              (Registrant)



Date:   August 13, 1999  By:  /s/ Gunter Gao
                              --------------
                              Gunter Gao
                              Chairman, President and
                              Chief Executive Officer




Date:  August 13, 1999  By:  /s/ (Roger) Li Yuen Fai
                             -----------------------
                             (Roger) Li Yuen Fai
                             Vice President and
                             Chief Financial Officer
                             (Principal Financial Officer)