Form 10-Q
period 1999-09-30
SUNBASE ASIA INC
filed 1999-11-18
CIK 95626

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934.
For the quarterly period ended September 30, 1999.



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from              to
                              -------------    -------------

                          Commission File No.  0-3132

                              SUNBASE ASIA, INC.
            (Exact name of Registrant as specified in its charter)

          Nevada                                                 94-1612110
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

As of September 30, 1999, the Company had 14,118,751 shares of common stock issued and outstanding.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                      -----------------------------------


                                      INDEX

                                                                                         Page
                                                                                         ----
PART I:       FINANCIAL INFORMATION

              Item 1   --  Financial statements

                           Consolidated Condensed Balance Sheets (unaudited)
                           - December 31, 1998 and September 30, 1999                     3-4

                           Consolidated Condensed Statements of Income (unaudited)
                           - Three months and nine months ended
                             September 30, 1998 and 1999                                    5

                           Consolidated Condensed Statements of Cash Flows (unaudited)
                           - Nine months ended September 30, 1998 and 1999                  6

                           Notes to Consolidated Condensed Financial
                           Statements (unaudited)
                           - Three months and nine months ended
                             September 30, 1998 and 1999                                 7-15

              Item 2   --  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                16-25

              Item 3  --   Quantitative and Qualitative Disclosure about
                           Market Risk                                                  26-30

PART II:      OTHER INFORMATION

              Item 6  --   Exhibits and Reports on Form 8-K                                31

SIGNATURES                                                                                 32

EXHIBIT 11    Computation of Earnings Per Common Share                                  33-34

PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
         --------------------

                               SUNBASE ASIA, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                         AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                              (Amounts in thousands, except number
                                  of shares and per share data)

                                                                    12/31/98                    9/30/99
                                                               -----------------           -----------------
                                              Notes            RMB           US$           RMB           US$
                                              -----            ---           ---           ---           ---
ASSETS
Current assets
    Unrestricted cash and bank balances                     19,075         2,298        38,059         4,585
    Accounts receivable, net                               468,075        56,396       489,751        59,006
    Notes receivable                                         2,440           294            37             4
    Inventories, net                              4        572,176        68,937       582,545        70,186
    Other receivables                                       26,720         3,219        41,264         4,972
    Due from related companies                             205,216        24,724       117,303        14,132
                                                         ---------       -------     ---------       -------
Total current assets                                     1,293,702       155,868     1,268,959       152,885
Fixed assets                                               559,245        67,379       511,077        61,576
Net assets of discontinued operations             5         42,798         5,156        27,615         3,327
Deferred asset                                               9,553         1,151         8,234           992
                                                         ---------       -------     ---------       -------
Total assets                                             1,905,298       229,554     1,815,885       218,780
                                                         =========       =======     =========       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Short term bank loans                                  516,232        62,197       572,862        69,019
    Long term bank loans, current portion                  156,113        18,809       156,113        18,809
    Accounts payable                                       141,616        17,062       132,169        15,924
    Accrued liabilities and other payables                 122,431        14,751       209,437        25,233
    Short term obligations under capital leases             20,933         2,522        22,299         2,687
    Secured promissory note                       6         24,900         3,000        24,900         3,000
    Income tax payable                                      50,358         6,068        78,250         9,428
    Taxes other than income                                 30,417         3,664        28,682         3,456
    Due to related companies                                51,579         6,214        50,703         6,109
    Other loans                                   7        117,239        14,125       116,151        13,994
                                                         ---------       -------     ---------       -------
Total current liabilities                                1,231,818       148,412     1,391,566       167,659
Long term obligations under capital leases                  47,550         5,729        30,652         3,693
Minority interests                                         330,409        39,808       228,152        27,488
                                                         ---------       -------     ---------       -------
                                                         1,609,777       193,949     1,650,370       198,840

                                                                   Continued/...

The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
    AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED) (CONTINUED)
                     (Amounts in thousands, except number
                         of shares and per share data)

                                                                                             12/31/98                9/30/99
                                                                                        ---------------------  ---------------------

                                                                                           RMB         US$        RMB         US$
                                                                                        ---------   ---------  ---------   ---------

Shareholders' equity:
Common Stock, par value US$ 0.001 each, 50,000,000 shares authorized;
    14,118,751 (1998: 13,576,116) shares issued, and fully paid up                            115         14         119         14
    466,667 shares issuable on debt restructuring                                           2,905        350           -          -
Preferred Stock, par value US$ 0.001 each, 25,000,000 shares authorized;
    Convertible Preferred Stock - Series A; 36 shares issued and outstanding               44,533      5,365      44,533      5,365
Contributed surplus                                                                       215,052     25,910     217,953     26,260
Reserves                                                                                   28,002      3,374      28,002      3,374
Accumulated other comprehensive income                                                      1,247        150       1,247        150
Retained earnings                                                                           3,667        442    (126,339)   (15,223)
                                                                                        ---------   --------  ----------   --------
Total shareholders' equity                                                                295,521     35,605     165,515     19,940
                                                                                        ---------   --------  ----------   --------
Total liabilities and shareholders' equity                                              1,905,298    229,554   1,815,885    218,780
                                                                                        =========   ========  ==========   ========


  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)

                                          Nine Months Ended September 30,     Three Months Ended September 30,
                                          -------------------------------     --------------------------------

                                          1998         1999         1999         1998          1999       1999
                             Notes         RMB          RMB          US$          RMB           RMB        US$
                             -----         ---          ---          ---          ---           ---        ---
Net sales to
    - third parties                    314,396      315,324       37,991       97,221       106,754      12,862
    - related parties                   31,958       19,932        2,401        9,962         6,748         813
                                    ----------   ----------   ----------   ----------    ----------  ----------
                                       346,354      335,256       40,392      107,183       113,502      13,675

Cost of sales                         (253,220)    (322,184)     (38,817)     (78,361)     (109,077)    (13,142)
                                    ----------   ----------   ----------   ----------    ----------  ----------

Gross profit                            93,134       13,072        1,575       28,822         4,425        533

Selling, general and
    administrative expenses
      - third parties                  (58,832)     (99,296)     (11,965)     (36,101)      (70,762)     (8,527)
      - related parties                (15,341)     (86,941)     (10,475)      (6,327)      (83,358)    (10,043)
                                    ----------   ----------   ----------   ----------    ----------  ----------
                                       (74,173)    (186,237)     (22,440)     (42,428)     (154,120)    (18,570)

Interest expense, net
      - third parties                  (53,749)     (37,785)      (4,552)     (19,442)      (13,251)     (1,596)
      - related parties                 (5,220)      (4,745)        (572)      (1,632)         (604)        (73)
                                    ----------   ----------   ----------   ----------    ----------  ----------
                                       (58,969)     (42,530)      (5,124)     (21,074)      (13,855)     (1,669)
                                    ----------   ----------   ----------   ----------    ----------  ----------
Operating loss
   before minority interests           (40,008)    (215,695)     (25,989)     (34,680)     (163,550)    (19,706)

Minority interests                      12,130      102,257       12,320       14,695        79,040       9,523
                                    ----------   ----------   ----------   ----------    ----------  ----------
Net loss from
   continuing operation                (27,878)    (113,438)     (13,669)     (19,985)      (84,510)    (10,183)

Net loss from discontinued
   operation, net of income
    taxes                               (2,214)     (16,568)      (1,996)        (713)       (3,905)       (470)
                                    ----------   ----------   ----------   ----------    ----------  ----------
Net loss                               (30,092)    (130,006)     (15,665)     (20,698)      (88,415)    (10,653)
                                    ==========   ==========   ==========   ==========    ==========  ==========

Loss  per common share          2
   -  Basic loss from
        continuing operation             (2.11)       (8.03)       (0.97)       (1.47)        (5.99)      (0.72)
                                    ==========   ==========   ==========   ==========    ==========  ==========
   -  Basic net loss                     (2.28)       (9.21)       (1.11)       (1.53)        (6.26)      (0.75)
                                    ==========   ==========   ==========   ==========    ==========  ==========
   -  Diluted income / (loss)
        from continuing
        operation                        (2.11)       (8.03)       (0.97)       (1.47)        (5.99)      (0.72)
                                    ==========   ==========   ==========   ==========    ==========  ==========

   -  Diluted net loss                   (2.28)       (9.21)       (1.11)       (1.53)        (6.26)      (0.75)
                                    ==========   ==========   ==========   ==========    ==========  ==========

Number of shares outstanding    2
   - Basic                          13,215,509   14,118,751   14,118,751   13,576,116    14,118,751  14,118,751
                                    ==========   ==========   ==========   ==========    ==========  ==========
   - Diluted                        13,215,509   14,118,751   14,118,751   13,576,116    14,118,751  14,118,751
                                    ==========   ==========   ==========   ==========    ==========  ==========

The accompanying notes form an integral part of these consolidated condensed financial statements.

                       SUNBASE ASIA, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                             (Amounts in thousands)


                                                                      Nine Months Ended September 30,
                                                                   -------------------------------------
                                                                 1998       1998         1999          1999
                                                                  RMB        US$          RMB           US$
                                                                  ---        ---          ---           ---
Cash flows from operating activities:
Net income                                                     (30,092)    (3,626)     (130,006)      (15,665)
Adjustments to reconcile income to net cash
    used in operating activities:
    Minority interests                                         (12,130)    (1,462)     (102,257)      (12,320)
    Depreciation                                                43,882      5,287        50,282         6,058
    Share of net loss from discontinued operation                2,214        267        16,568         1,996
   Amortization of present value discount
      on deferred asset                                          2,231        269         1,319           159
 Changes in operating assets and liabilities-
(Increase) decrease in assets:
    Accounts receivable                                         20,592      2,481       (21,676)       (2,610)
    Notes receivable                                             5,105        615         2,403           290
    Inventories                                               (151,235)   (18,221)      (10,369)       (1,249)
    Other receivables                                          (42,779)    (5,154)      (14,544)       (1,753)
    Due from related companies                                 (16,067)    (1,936)       87,913        10,592
Increase (decrease) in liabilities:
    Accounts payable                                            30,140      3,631        (9,447)       (1,138)
    Accrued liabilities and other payables                      80,083      9,649        87,006        10,482
    Income tax payable                                         (11,405)    (1,374)       27,892         3,360
    Taxes other than income                                     26,391      3,179        (1,735)         (208)
    Due to related companies                                   (11,061)    (1,332)      (16,408)       (1,976)
                                                              --------    -------      --------        ------
Net cash used in operating activities from
    Continuing operation                                       (64,131)    (7,727)      (33,059)       (3,982)
                                                              --------    -------      --------        ------

Cash flows from investing activities:
    Advances to subsidiaries proposed for disposal              (3,020)      (364)       (1,385)         (167)
    Additions to fixed assets                                   (1,617)      (195)       (2,114)         (255)
                                                              --------    -------      --------        ------
Net cash used in investing activities                           (4,637)      (559)       (3,499)         (422)
                                                              --------    -------      --------        ------

Cash flows from financing activities:
    Net increase in bank loans                                  17,901      2,157        55,542         6,691
                                                              --------    -------      --------        ------
    Net cash provided by financing activities                   17,901      2,157        55,542         6,691
                                                              --------    -------      --------        ------

Net (decrease)/increase in cash and cash equivalents           (50,867)    (6,129)       18,984         2,287
Cash and cash equivalents, at beginning of period               62,423      7,521        19,075         2,298
                                                              --------    -------      --------        ------
Cash and cash equivalents, at end of period                     11,556      1,392        38,059         4,585
                                                              ========    =======      ========        ======

Non-cash transaction:
Financing of lease arrangements                                 15,169      1,827        15,532         1,871
                                                              ========    =======      ========        ======

The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)



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

              The Company owns, through various subsidiaries and joint venture interests, a 51.43% indirect ownership in Harbin Bearing Company Limited ("Harbin Bearing"), a joint stock limited company organized under the law of the PRC. Harbin Bearing is located in Harbin, the PRC, and has been in business since 1950. Harbin Bearing manufactures a wide variety of bearings in the PRC for use in commercial, industrial and aerospace applications that are sold primary in the PRC and certain western countries, including the United States.

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

              At the time of creation of the trust, all "foreign persons" within the meaning of 31 C.F.R. ss.800.213 who were serving as officers and/or directors of Southwest Products tendered their resignations. In addition, in order to further implement the separation of the Company and Southwest Products, CFIUS required, as part of its agreement that William McKay no longer serve as an officer and director of the Company. On May 6, 1999, William McKay was removed as a director by the Company's majority shareholder and as President and Chief Executive Officer of the Company by the Company's board of directors. Gunter Gao was named as the replacement President and Chief Executive Officer of the Company. Except under very limited circumstances, the Company can not exercise any control or influence over the business or management of Southwest Products and has no access to visit or obtain information from Southwest Products without prior trustee approval.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)


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

            The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, necessary to present fairly the financial position at September 30, 1999, the results of operations for the three months and nine months ended September 30, 1998 and 1999, and the changes in cash flows for the nine months ended September 30, 1998 and 1999. These adjustments are of a normal recurring nature.

            The consolidated balance sheet as of December 31, 1998, is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

              In 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share for the nine months ended September 30, 1998 and 1999 have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)



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

              The exercise of outstanding warrants is not included as part of the assumption in the calculation of diluted earnings per share as the share price of the Company for the nine months ended September 30, 1998 and 1999 was lower than the exercise prices. The warrants were expired on June 30, 1998.

              The diluted loss per share for the nine months ended September 30, 1999 is the same as the basic loss per share as there was an antidilution effect which reduces the loss per share. The calculation which resulted in such an antidilution was based on the assumptions that the conversion rights under the Convertible Debentures had been fully exercised, at the adjusted exercise price as stated in note 7, and the redemption of preferred shares, both on January 1, 1998.

              The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.


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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)

3.    FOREIGN CURRENCY TRANSLATION AND EXCHANGE (continued)


              For financial reporting purposes, translation of from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on September 30, 1999 of US$ 1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on September 30, 1999 or at any other certain rate on September 30, 1999.


4.    INVENTORIES

              Inventories consist of the following at December 31, 1998 and September 30, 1999:

                                                                                      December 31, 1998          September 30, 1999
                                                                                      -----------------       ---------------------

                                                                                      RMB           US$            RMB          US$
                                                                                      ---           ---            ---          ---

      Raw materials                                                               148,470        17,888        128,224       15,449
      Work-in-progress                                                            140,238        16,896        196,721       23,700
      Finished goods                                                              419,668        50,562        393,800       47,446
                                                                                 --------       -------       --------      -------
                                                                                  708,376        85,346        718,745       86,595
      Less: Allowance for obsolescence                                           (136,200)      (16,409)      (136,200)     (16,409)
                                                                                 --------       -------       --------      -------

      Inventories, net                                                            572,176        68,937        582,545       70,186
                                                                                 ========       =======       ========      =======


5.    DISCONTINUED OPERATION

                                                                                     December 31, 1998          September 30, 1999
                                                                                     -----------------      ----------------------

                                                                                     RMB           US$           RMB           US$
                                                                                     ---           ---           ---           ---

      Cost of investment                                                          28,288         3,408        28,288         3,408
      Share of accumulated losses of the
           unconsolidated subsidiary                                             (15,160)       (1,826)      (31,728)       (3,823)
                                                                                 -------        ------       -------        ------
      Net carrying value                                                          13,128         1,582        (3,440)         (415)
      Due from the unconsolidated subsidiary                                      29,670         3,574        31,055         3,742
                                                                                 -------        ------       -------        ------

                                                                                  42,798         5,156        27,615         3,327
                                                                                 =======        ======       =======        ======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)


5. DISCONTINUED OPERATION (continued)

              As stated in Note 1, the Company appointed a U.S. citizen as the trustee of the Company to manage Southwest Products, pursuant to a Voting Trust Agreement. The Voting Trust Agreement also provides that the trustee will not accept direction from the Company and will not permit the Company to exercise any control or influence over the business or management of Southwest Products. All visits or requests for information to Southwest Products by the Company must be submitted to the Trustee in advance and receive the Trustee's approval. In addition, all "foreign persons" within the meaning of 31 C.F.R. ss.800.213 serving as officers and/or directors of Southwest Products tendered their resignations pursuant to the terms of the Voting Trust Agreement.

              The proposal for the sale of Southwest Products decided by the Company also gave rise to the disposal of a segment of a business in accordance with the APB30. The segment that was held for disposal was all identified as the net assets of Southwest Products. The net assets of Southwest Products at December 31, 1998 and September 30, 1999 were as follows:

                     SUNBASE ASIA, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                      ENDED SEPTEMBER 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)

5.    DISCONTINUED  OPERATION  (continued)

                                                             December 31, 1998          September 30, 1999
                                                             -----------------        --------------------

                                                             RMB           US$            RMB          US$
                                                             ---           ---            ---          ---
      Cash and bank balance                                3,724           449          1,760          212
      Inventories                                         11,208         1,350         14,725        1,774
      Account receivables                                  8,061           971          3,735          450
      Prepayment, deposit and other receivables              301            36            598           72
                                                         -------        ------        -------       ------
      Current assets                                      23,294         2,806         20,818        2,508
      Property, plant and equipment, net                  13,150         1,584         12,551        1,512
      Goodwill  *                                          9,928         1,196              -            -
      Long term investment                                   428            52              -            -
                                                         -------        ------        -------       ------
                                                          46,800         5,638         33,369        4,020
                                                         -------        ------        -------       ------

      Account payable                                       (717)          (87)        (1,610)        (194)
      Other payable                                       (3,229)         (388)        (4,136)        (498)
      Taxes other than income                                (56)           (7)            (8)          (1)
      Due to holding company                             (29,670)       (3,574)       (31,055)      (3,742)
                                                         -------        ------        -------       ------
      Current liabilities                                (33,672)       (4,056)       (36,809)      (4,435)
                                                         -------        ------        -------       ------

      Net assets / (liabilities)                          13,128         1,582         (3,440)        (415)
                                                         =======        ======        =======       ======

      * Goodwill of Southwest comprised:
        Cost                                              10,760         1,296         10,760        1,296
        Less : Amortization                                 (832)         (100)       (10,760)      (1,296)
                                                         -------        ------        -------       ------
                                                           9,928         1,196              -            -
                                                         =======        ======        =======       ======


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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1998 AND 1999
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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)


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

               The modification of terms of the debts thus constitutes troubled debt restructuring under Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("FAS 15"). Under FAS 15, a debtor shall account for a troubled debt restructuring, when there is modification of terms of the debts, at the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms.

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1998 AND 1999
      (Amounts in thousands, except number of shares and per share data)

7.    CONVERTIBLE DEBENTURES AND OTHER LOANS (continued)


               The maturity of the Instalment Loan was as follows:

                                                               RMB
      Payable in year ending September 30,
         -   2000                                           48,134
         -   2001                                           68,017
                                                           -------
                                                           116,151
                                                           =======

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

               Pursuant to an undertaking as a supplement to the Settlement Agreement, Asean Capital unconditionally and irrevocably guarantees and undertakes to each of the Debenture Holders that for so long as any of the obligations of the Group under the Settlement Agreement remain outstanding the full due and punctual payment of all sums now or subsequently payable under the Settlement Agreement by China Bearing and agrees to perform or procure the performance of such payment obligations of China Bearing. Pursuant to the Settlement Agreement, the holding company of Asean Capital, Sunbase International Holdings Limited ("Sunbase International") undertakes to each of the Debenture Holders that Sunbase International shall not reduce its current issued beneficial shareholdings (being 100%) in the share capital of Asean Capital. In addition, one of the subsidiaries of Sunbase International, Extensive Resources Limited ("ERL") further granted a charge over 1,000,000 issued shares in the capital of Tianjing Development Holdings Limited held by ERL in favour of the trustee for and on behalf of the Debenture Holders. Tianjin Development Holdings Limited is a company listed in the Hong Kong Stock Exchange. The market value of the pledged shares was RMB4,600 at September 30, 1999

               China Bearing has failed to make eight scheduled payments under the Settlement Agreement. The total amount of principal and interest due as of October 30, 1999 are $1,577 and $813 respectively. As a result, there currently exists an event of default under the Settlement Agreement, and the investors are entitled to accelerate the entire principal amount outstanding together with any accrued but unpaid interest under the Settlement Agreement, and to call upon the guarantees by the other members of the Sunbase Group. The Company, China Bearing and the other members of the Sunbase Group are currently in negotiations with the investors regarding these events of default. The directors believe that a workable solution which would include a revised repayment schedule upon the disposal of Southwest Products can be made with the creditors in due course. As a result of the default, the Instalment Loan was classified as current.

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

           As a result of the adverse market conditions in China which existed as a result of the general financial turmoil which affected Asia in 1997 and 1998, and which continues to affect Asia in 1999, the funds designated to Chinese stated-owned enterprises, which included customers of Harbin Bearing, became even less available than in previous years. As a result, it became increasingly more difficult for Harbin Bearing to collect with accounts receivable, which had an adverse impact on Harbin Bearing and the Company's third quarter 1999 results.

           Unless otherwise indicated in the Item 2, all RMB and U.S. Dollar except per share information are expressed in thousands ('000).

RESULTS OF OPERATION

Three Months Ended September 30, 1998 and 1999:

           The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended September 30, 1998 and 1999.

                                                       Three Months Ended September 30,
                                                       --------------------------------
                                                           1998                    1999
                                                           ----                    ----
                                                       RMB       %           RMB        %
                                                       ---       -           ---        -
         Sales                                     107,183   100.0       113,502    100.0
         Cost of sales                             (78,361)  (73.1)     (109,077)  ( 96.1)
                                                   -------   -----      --------   ------
         Gross profit                               28,822    26.9         4,425      3.9
         Selling expenses                           (2,580)   (2.4)       (2,848)    (2.5)
         General and administrative expenses       (39,848)  (37.2)     (151,272)  (133.3)
         Interest expenses                         (21,074)  (19.7)      (13,855)   (12.2)
                                                   -------   -----      --------   ------
         Operating loss before
            minority interests                     (34,680)  (32.4)     (163,550)  (144.1)
         Minority interests                         14,695    13.7        79,040     69.6
                                                   -------   -----      --------   ------
         Net loss from
            Continuing operation                   (19,985)   18.7       (84,510)   (74.5)
         Net loss from discontinued operation,
            net of taxes                              (713)   (0.6)       (3,905)    (3.4)
                                                   -------   -----      --------   ------
         Net loss                                  (20,698)  (19.3)      (88,415)   (77.9)
                                                   =======   =====      ========   ======

     Sales
     -----

            Sales for the three months ended September 30, 1999 increased by RMB 6,319 or 6.0% to RMB 113,502 as compared to RMB 107,183 for the three months ended September 30, 1998. The increase in sales was mainly due to the mild economic growth resulting by the continuous drop in interest rate within PRC. However, the persisting competition within the PRC bearing industry by the small-scale bearing factories leveled off certain portion of the market recovery which resulted to a continuous low level of sales for the three months ended September 30, 1999.


     Cost of Sales/Gross Profit
     --------------------------

            Cost of sales for the three months ended September 30, 1999 increased by RMB 30,716 to RMB 109,077 as compared to RMB 78,361 for the three months ended September 30, 1998. The cost of sales for the three months ended September 30, 1999 and 1998 was calculated using the gross profit method by reference to average annual gross profit ratios after taking the consideration of certain proportion of products of which they have no gross profit margin.

            The Company's gross profit from continuing operations for the three months ended September 30, 1999 decreased from RMB 28,822 for the three months ended September 30, 1998 to RMB 4,425, a decrease of RMB 24,397, or 84.6%. Gross profit as a percentage of revenue also decreased from 26.9% for the three months ended September 30, 1998 to 3.9% for three months ended September 30, 1999. The significant decrease in gross profit was mainly attributable to the adverse market conditions in the PRC, which led to a plunge in units of bearings produced for the period ended September 30, 1999. In addition, in response to the continuous decrease in the market selling price of bearings due to keen competition, the Company was forced to lower its selling price for certain bearings below its cost in order to maintain its market share.



     Selling Expenses
     ----------------

            Selling expenses for the three months ended September 30, 1999 slightly increased by RMB 268 or 10.4% to RMB 2,848 as compared to RMB 2,580 for the three months ended September 30, 1998. The slightly increase in selling expenses was due to the increase in traveling expenses by sales personnel for debt collection and development of new customers.



     General and Administrative Expenses
     -----------------------------------

            General and Administrative Expenses for the Company from continuing operations for the three months ended September 30, 1999 increased by RMB 111,424 or 280% to RMB 151,272 as compared to RMB 39,848 for the three months ended September 30, 1998. The significant increase was primarily caused by the increase in general provision made for the accounts receivable and amount due from related companies. Due to the prolonged adverse market conditions and the repayment from debtors was slow, management estimated that certain proportion of balances outstanding with more than a year will become doubtful in recovery, therefore, an amount of provision approximately RMB 140,000 was accounted for. In addition, the specific provision made for the deposit with a Chinese financial institution for the three months ended September 30 1998 was not necessary to provided for the three months ended September 30, 1999.

     Interest Expenses
     -----------------

            Interest Expenses for the three months ended September 30, 1999 decreased by RMB 7,219 or 34.3% to RMB 13,855 as compared to RMB 21,074 for the three months ended September 30, 1998. The decrease in interest expense was primarily attributable to the decrease in interest payments after the execution of the Settlement Agreement signed on October 16, 1998.



     Net loss from continuing operations
     -----------------------------------

            As a result of the aforementioned factors, net loss from continuing operations increased by RMB 64,525 to RMB 84,510 for the three months ended September 30, 1999 as compared to a net loss of RMB 19,985 for the three months ended September 30, 1998.


     Net loss from discontinued operations
     -------------------------------------

            The Company's net loss from discontinued operations increased by RMB 3,192 to RMB 3,905 for the three months ended September 30, 1999 as compared to RMB 713 for the three months ended September 30, 1998. This increase in net loss was primarily attributable to the written off of goodwill.

Nine Months Ended September 30, 1998 and 1999:

   The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the nine months ended September 30, 1998 and 1999.


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    1998               1999
                                                    ----               ----
                                                RMB       %        RMB       %
                                                ---      --        ---      --

   Sales                                    346,354   100.0    335,256   100.0
   Cost of sales                           (253,220)  (73.1)  (322,184)  (96.1)
                                           --------   -----   --------   -----
   Gross profit                              93,134    26.9     13,072     3.9

   Selling expenses                          (8,860)   (2.6)   (11,492)   (3.4)
   General and administrative expenses      (65,313)  (18.9)  (174,745)  (52.1)
   Interest expenses                        (58,969)  (17.0)   (42,530)  (12.7)
                                           --------   -----   --------   -----
   Operating loss before minority
      Interests                             (40,008)  (11.6)  (215,695)  (64.3)
   Minority interests                        12,130     3.5    102,257    30.5
                                           --------   -----   --------   -----
   Net loss from continuing operation       (27,878)   (8.1)  (113,438)  (33.8)

   Net loss from discontinued operation,
      net of taxes                           (2,214)   (0.6)   (16,568)   (5.0)
                                           --------   -----   --------   -----
   Net loss                                 (30,092)   (8.7)  (130,006)  (38.8)
                                           ========   =====   ========   =====

   Net Sales
   ---------

              Net sales for the Company from continuing operations for the nine months ended September 30, 1999 slightly decreased by RMB 11,098 or 3.2% to RMB 335,256, as compared to RMB 346,354 for the nine months ended September 30, 1998. The decrease in net sales for the period ended September 30 1999 was primarily attributable to the persisting adverse market conditions in China in the first six months of 1999. This market conditions resulted that the Company has adopted a tighten control on its credit policy made to customers, therefore, the sales level cannot be boosted up in order to reduce the associated credit risk to the Company.


   Cost of Sales/Gross Profit
   --------------------------

              Cost of sales for the Company from continuing operations for the nine months ended September 30, 1999 increased to RMB 322,184 as compared to RMB 253,220 for the nine months ended September 30, 1998. The cost of sales for the nine months ended September 30, 1999 and 1998 was calculated using the gross profit method by reference to average annual gross profit ratios after taking the consideration of certain proportion of products of which they have no gross profit margin.

              The Company's gross profit from continuing operations for the nine months ended September 30, 1999 decreased from RMB 93,134 for the nine months ended September 30, 1998 to RMB 13,072, a decrease of RMB 80,062, or 86.0%. Gross profit as a percentage of revenue also decreased from 26.9% for the nine months ended June 30, 1998 to 3.9% for nine months ended September 30, 1999. The significant decrease in gross profit was mainly attributable to the adverse market conditions in the PRC, which led to a plunge in units of bearings produced for the period ended 1999. In addition, in response to the continuous decrease in the market selling price of bearings due to keen competition, the Company was forced to lower its selling price for certain bearings below its cost in order to maintain its market share.



     Selling Expenses
     ----------------

            Selling expenses for the Company from continuing operations for the nine months ended September 30, 1999 increased by RMB 2,632 or 29.7% to RMB 11,492 as compared to RMB 8,860 for the nine months ended September 30, 1998. The major reasons for the increase in selling expenses was attributed to the increase in other selling expenses for marketing of its products and for providing a better services to its customers in order to maintain its market share and competitiveness in China.


     General and Administrative Expenses
     -----------------------------------

            General and Administrative Expenses for the Company from continuing operations for the nine months ended September 30, 1999 increased by RMB 109,432 or 168% to RMB 174,745 as compared to RMB 65,313 for the nine months ended September 30, 1998. The significant increase was primarily caused by the increase in general provision made for the accounts receivable and amount due from related companies. Due to the prolonged adverse market conditions and the repayment from debtors was slow, management estimated that certain proportion of balances outstanding with more than a year will become doubtful in recovery, therefore, an amount of provision approximately RMB 140,000 was accounted for. In addition, the Company adopted stronger control on its overhead and implement certain cost-cutting measures in order to improve its profitability and competitiveness which resulted to a leveling off of the increase in general and administrative expenses for the nine months ended September 30, 1999.


     Interest Expenses
     -----------------

            Interest Expenses for the nine months ended September 30, 1999 decreased by RMB 16,439 or 27.9% to RMB 42,530 as compared to RMB 58,969 for the nine months ended September 30, 1998. The decrease in interest expense was primarily attributable to the decrease in interest payments after the execution of the Settlement Agreement signed on October 16, 1998 and decrease in interest payment due to the gradually reduction of interest rate in mainland China.


     Net loss from continuing operations
     -----------------------------------

            As a result of the aforementioned factors, net loss from continuing operations increased by RMB 85,560 to RMB 113,438 for the nine months ended September 30, 1999 as compared to RMB 27,878 for the nine months ended September 30, 1998.


     Net loss from discontinued operations
     -------------------------------------

            The Company's net loss from discontinued operations increased by RMB 14,354 to RMB 16,568 for the nine months ended September 30, 1999 as compared to RMB 2,214 for the nine months ended September 30, 1998. This deterioration of result were primarily attributable to the written off of goodwill and the decrease in market demand as well.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

          Net cash used in operating activities from continuing operation was RMB 33,059 for the period ended September 30, 1999, as compared to net cash used in operating activities from continuing operations of RMB 64,131 for the period ended September 30, 1998. The decrease use of cash in operating activities is primarily due to the decrease in inventories level of the Company. The Company's net working capital decreased by RMB 184,491 at September 30, 1999 to a deficiency of RMB 122,607 as compared to RMB 61,884 at December 31, 1998, and the Companys current ratio at September 30, 1999 was 0.91:1 as compared to 1.05:1 at December 31, 1998 and 1.23:1 at September 30, 1998.

Investing activities

          Capital expenditures for the nine months ended September 30, 1999 of RMB 2,114 consisted of cost relating to the renovation of existing facilities and equipment, and were financed by internally generated funds, short-term and long term bank loans. The Company does not expect to spend more than the minimum required to maintain its equipment and facilities in 1999. As of September 30, 1999, the Company had no outstanding capital expenditure commitments. There are no other material capital expenditures expected in the near future.


Financing activities

          The Company has historically relied on both short-term and long-term bank loans from Chinese banks to support its operating requirements. Short-term bank loans, which have terms ranging from three months to six months, are utilized to finance operating requirements and capital requirements and are renewed on a revolving basis. Long-term bank loans are utilized to fund capital expansion projects. During the nine months ended September 30, 1999, the net increase in bank loans (after deducting repayment) was RMB 55,542. The Company believes that it will be able to continue to maintain and expand its bank borrowings under its current lending arrangements.

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

          China Bearing has failed to make eight scheduled payments under the Settlement Agreement. The total amount of principal and interest due as of October 31, 1999 are $1,577 and $ 813 respectively. As a result, there currently exists an event of default under the Settlement Agreement, and the investors are entitled to accelerate the entire principal amount outstanding together with any accrued but unpaid interest under the Settlement Agreement, and to call upon the guarantees by the other members of the Sunbase Group. The Company, China Bearing and the other members of the Sunbase Group are currently in negotiations with the investors regarding these events of default. While the Company believes that a workable solution can be reached with the investors in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.

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

          The Company continually monitors the effects of inflation and deflation. In view of the change in market conditions and increased competition, the Company in an inflationary market may be unable to raise its prices to shift a portion of the inflated costs to customers, and the Company in a deflationary market may be forced to lower its prices to maintain competitive prices. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1996, 1997, 1998 and the third quarter of 1999.

          Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

          Although the Company has export ambitions, historically, substantially all of the Company's sales have been domestic and settled in RMB. Moreover, historically, substantially all of the Company's costs have been incurred in RMB. It is possible, however, that the revenue/cost profile of the Company could change in the future, and if it does, then it is possible that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the results of operations. Currently, all of the Company's bank debts are denominated in RMB. However, the Company has indebtedness in respect of the Convertible Debentures that is denominated in U.S. dollars, so that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the Company's financial position. Although prior to 1994 the RMB experienced significant devaluation against the U.S. Dollar, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was U.S.$1.00 to RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, RMB
8.3 at December 31, 1996, RMB 8.3 at December 31, 1997, RMB 8.3 at December 31, 1998 and RMB 8.3 at September 30, 1999. The People's Bank of China has declared its intention not to devalue the RMB. However, it is possible that competitive pressures resulting from the significant devaluation of other Asian currencies will ultimately force the Government of China to reconsider its position on devaluation of the RMB.

YEAR 2000 COMPLIANCE

          The Company has completed an assessment of its non-information technology systems, and believes based on that assessment that these systems do not contain any elements that are susceptible to Year 2000 problems. Based on recent assessments of its information technology systems, the Company has determined that some portions of its information processing systems, particularly the mainframe computer used by Southwest Products, required modification or replacement in order to ensure that those systems are Year 2000 compliant. The Company has already replaced these information processing systems, and is now in the process of testing the reliability and accuracy for the change over to Year 2000.

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

          The RMB is translated into U.S. dollars in consolidation, and will result in cumulative translation adjustments which are included in other comprehensive income (loss). For the third quarter of 1999, the potential effect on other comprehensive income (loss) resulting from a hypothetical 5%, 10% and 20% weakening in the quoted RMB rate against the U.S. dollar would have resulted in a $950, $1,813 and $3,324 decrease in consolidated stockholders' equity and an $746, $1,424 and $2,611 decrease in net loss in September 30 1999. The same hypothetical movements would have resulted in an RMB 5,808, RMB 11,615 and RMB 23,230 increase in the amount of debt service payable by the Company under the Settlement Agreement in the third quarter of 1999. Actual results may differ.

Interest Rate Risk

          The Company's bank loans are all fixed rate and denominated in RMB. Fixed rates range between 7.6% per annum and 9.5% per annum for short-term loans, and between 3.7% per annum and 15.12% per annum for long-term loans. The total amount of short-term bank loans outstanding as of September 30, 1999 was RMB 572,862 with an effective interest rate of 7.9% per annum. The total amount of long-term bank loans outstanding as of September 30, 1999 was RMB 156,113, with an effective interest rate of 8.4% per annum. In addition, the Company has indebtedness under the Settlement Agreement (and under the Convertible Debentures and Subscription Agreement in the event a satisfactory settlement can not be made pursuant to default under the Settlement Agreement) at fixed rates of interest. As such, the Company is exposed to interest rate risk on its long-term bank loans and in respect of its indebtedness under the Settlement Agreement (or Convertible Debentures and Subscription Agreement). Given banking practices in the PRC, the Company believes that it will be able to refinance its long-term bank loans at market rates whenever they drop significantly below the fixed rates specified on its long-term bank loans. At present, the Company believes that the risk of a significant drop in relevant market interest rates during the term of the debt under the Settlement Agreement is remote; however, the Company may consider entering into hedge transactions if such a risk is perceived to increase.

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

Nasdaq De-Listing

        In February 1999, the Company's Common Stock was delisted from Nasdaq. After its delisting from Nasdaq, the Common Stock traded on the Bulletin Board. However, since May 20, 1999, the Company's Common Stock has not been trading on the Bulletin Board because there are currently no market makers making a market in the Common Stock and the Company is not current with its public information requirements. Nevertheless, the Company was successfully resumed trading in the Company's Common Stock on the Bulletin Board on October 26, 1999.

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



Substantial Leverage; Inadequacy of Earnings to Cover Fixed Charges

        As at September 30, 1999, the Company has, on a consolidated basis, total indebtedness of approximately RMB 845,126 (US$ 101,822) as at September 30, 1999, resulting in a ratio of debt to total capitalization of 6.9:1 at that date. Substantially all of such indebtedness is denominated in RMB.

        The Company will require substantial cash flow to meet its repayment obligations on its indebtedness, as well as on any future additional indebtedness it may incur. In the third quarter of 1999, the Company's earnings were inadequate to cover fixed charges by approximately RMB 246,895 (U.S. $29,746) (Note: For purposes of this calculation, the term "fixed charges" means the total amount of debt service (principal and interest) due under the Convertible Debentures, as modified by the Settlement Agreement, during the third quarter of 1999. The Promissory Note issued to Asean Capital did not appear to be meaningful for purposes of this calculation because the Promissory
Note is subordinated to the Convertible Debentures and was issued to a related party. The term "earnings" means net loss from continued operations during the third quarter of 1999. Thus, for this calculation, the third quarter of 1999 net loss was simply added to the third quarter of 1999 debt service under the Convertible Debentures, as modified by the Settlement Agreement.)

        The ability of the Company to make scheduled interest payments on, and retire at maturity the principal of, its indebtedness is dependent on the Company's future performance. However, the Company experienced operating losses and negative cash flow from operations of RMB 215,695 and RMB 33,059 for the period ended September 30, 1999; RMB 40,008 and RMB 64,131 for the period ended September 30, 1998, respectively. The Company expects that net losses may continue for the foreseeable future in view of the current economic situation in China and many other factors beyond its control. In addition, the Convertible Debentures and the Settlement Agreement impose significant operating and financial restrictions on the Company. Such restrictions limit the Company's ability to create liens and its use of the proceeds from certain asset sales. These factors may make the Company more vulnerable to economic and industry downturns, limit its ability to obtain additional financing to fund future working capital requirements, capital expenditures or other general corporate purposes, and reduce its flexibility in responding to changing business or economic conditions or to a substantial decline in operating results.

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

PART II.  OTHER INFORMATION

Item 1  Legal Proceedings

        No Material Developments

Item 2  Changes in Securities

        None

Item 3  Defaults upon Senior Securities

                  China Bearing has failed to make eight scheduled payments under the Settlement Agreement: (i) principal of $831 and interest of $109 due as of March 23, 1999, (ii) principal of $28 and interest of $102 due as of April 23, 1999, (iii) principal of $29 and interest of $101 due as of May 23, 1999, (iv) principal of $29 and interest of $101 due as of June 23, 1999, and (v) ) principal of $29 and interest of $101 due as of July 23, 1999, (vi) principal of $29 and interest of $101 due as of August 23, 1999, (vii) principal of $300 and interest of $100 due as of September 23, 1999, (viii) principal of $$302 and interest of $98 due as of October 23, 1999. As a result, there currently exists an event of default under the Settlement Agreement, and the investors are entitled to accelerate the entire principal amount outstanding together with any accrued but unpaid interest under the Settlement Agreement, and to call upon the guarantees by the other members of the Sunbase Group. The Company, China Bearing and the other members of the Sunbase Group are currently in negotiations with the investors regarding these events of default. While the Company believes that a workable solution can be reached with the investors in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.


Item 4  Submission of Matters to a Vote of Security Holders

        None

Item 5  Other Information

        None

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             11  Computation of Earnings per common share

             27  Financial Data Schedule

        (b)  Reports on Form 8-K:

             Three months ended September 30, 1999: None

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


                                            Sunbase Asia, Inc.
                                            ------------------
                                            (Registrant)



Date:   November 18, 1999              By:  /s/ Gunter Gao
                                            ------------------------------
                                            Gunter Gao
                                            Chairman, President and
                                            Chief Executive Officer




Date:  November 18, 1999               By:  /s/ (Roger) Li Yuen Fai
                                            ------------------------------
                                            (Roger) Li Yuen Fai
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)