Form 10-K405
period 1999-12-31
SUNBASE ASIA INC
filed 2000-05-15
CIK 95626

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File Number: 03132

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

      Registrant's telephone number, including area code: (852) 2865 1511

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant computed by reference to the closing sales price as reported on the
  OTC Electronic Bulletin Board on April 28, 2000 was approximately $882,422.

As of April 28, 2000, there were outstanding 14,118,751 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

                                    PART I

ITEM 1.   BUSINESS

     This Annual Report on Form 10K of Sunbase Asia, Inc. (the "Company" which term shall include, when the context so requires, its subsidiaries and affiliates) contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate" and similar expressions, and include, among others, statements concerning the Company's strategy, its liquidity and capital resources, its debt levels, its ability to obtain financing and service debt, competitive pressures and trends in the bearing industry in the People's Republic of China ("PRC" or "China"), prevailing levels of interest and foreign exchange rates, legal proceedings and regulatory matters, general economic conditions in the PRC and elsewhere, and costs. Forward-looking statements involve a number of risks and uncertainties, many of which are beyond our control. Actual results of the Company could differ materially from those statements. Factors ("cautionary statements") that could cause or contribute to such differences include, but are not limited to, those factors discussed under the heading "FACTORS THAT MAY AFFECT FUTURE RESULTS" in
ITEM 7 and elsewhere in this Annual Report. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward looking information contained in this Annual Report will in fact transpire and therefore undue reliance should not be placed on these forward looking statements. All subsequent written or oral forward looking statements attributed to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

     The Company publishes its financial statements in both PRC Renminbi ("RMB") and U.S. dollars. For convenience, this Annual Report contains translations of certain RMB amounts into U.S. dollars. You should not construe any such translations as representations that the RMB amounts actually represent U.S. dollar amounts or could be converted into U.S. dollars at the exchange rates assumed. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

THE COMPANY

     The Company is engaged in the design, manufacture and distribution of a broad range of bearing products.

     Through various subsidiaries and joint venture interests, the Company owns 51.43% of Harbin Bearing Company Ltd. ("Harbin Bearing"), which is located in China. Harbin Bearing manufactures and distributes a wide variety of precision and commercial grade rolling element bearings in sizes ranging from 10 mm to 1,000 mm (internal diameter) primarily for use in commercial, industrial and aerospace applications. Rolling element bearings use small metal balls or cylinders to facilitate rotation with minimal friction and are typically used in vehicles, aircraft, appliances, machine tools, and virtually any product that contains rotating or revolving parts. Precision bearings are bearings that are produced to more exacting dimensional tolerances and to higher performance characteristics than standard commercial bearings. The manufacturing process for precision bearings generally requires the labor of highly skilled mechanics and the use of sophisticated machine tools. Harbin Bearing sells its bearings primarily in China and in certain western countries, including the United States. Harbin

Bearing has been in business since 1950, has approximately 11,432 full time employees and operates out of facilities occupying in excess of two million square feet.

     Until April 28, 2000, the Company also owned Smith Acquisition Company, Inc. d/b/a Southwest Products Company ("Southwest Products"), a bearing manufacturing company located in Los Angeles, California, that has been in business since 1945. Southwest Products is an engineering intensive company that designs and manufactures high precision plain spherical bearings, rod end bearings, bushings and push pull controls for U.S., European and Asian aerospace and high technology commercial applications and the U.S. military. Spherical bearings are "ball and socket" mechanisms that allow for motion in three dimensions and which move loads from one plane to another. For flight critical applications, a spherical bearing must have extremely precise tolerances and it must be able to endure heavy loads without failure.

     In January 1996, the Company acquired Southwest Products. As a result of the acquisition of Southwest Products, the Committee on Foreign Investment in the United States ("CFIUS"), an inter-agency committee of the United States Government, began an investigation of the Company to determine if the ownership of Southwest Products by the Company would pose any threat to the national security interests of the United States. In December 1998, the Company voluntarily agreed to divest Southwest Products and, pending such disposition, placed its ownership interest in Southwest Products into an irrevocable trust. An independent trustee acceptable to the U.S. Department of Defense was appointed to oversee the operations of Southwest Products to insure Southwest Product's compliance with all U.S. laws and regulations and to work with the Company's Board of Directors to actively pursue the sale of Southwest Products. In light of the Company's decision to appoint a trustee pending the sale of Southwest Products, the CFIUS investigation was terminated.

     The Company entered into a Stock Purchase Agreement with William McKay on January 31, 2000. On March 24, 2000, Mr. Mckay assigned his rights under the Stock Purchase Agreement to Mckay, Brothers & Horany Acquisition Corp. Pursuant to the Stock Purchase Agreement on April 28, 2000, the Company sold its entire interest in Southwest Products to McKay, Brothers & Horany Acquisition Corp.
for cash consideration of US$3,500,000 and the release of debt obligations in the amount of $3,952,000 owed by Southwest Products to the Company. The sale of Southwest Products result in net proceeds of US$3,335,000 (net of the professional fees US$165,000) of which US$2,600,000 was paid to the holders of the Convertible Debentures. See ITEM 7, "LIQUIDITY AND CAPITAL RESOURCES". The remaining proceeds US$735,000 has been retained by the Company as additional working capital. Upon the sale of Southwest Products, the Company terminated the trust arrangement with the independent trustee for Southwest Products.

ORGANIZATION OF THE COMPANY

     Harbin Bearing was the successor to the manufacturing operations of Harbin Bearing General Factory (the "Bearing Factory"), a Chinese state owned enterprise established in 1950. Harbin Bearing was formed in 1993 as a joint stock limited company. Pursuant to an agreement between the Bearing Factory and Harbin Bearing, the bearing manufacturing and sales business, together with certain assets and liabilities of the Bearing Factory, were transferred to Harbin Bearing (the "Restructuring"). Certain other assets and liabilities were transferred to Harbin Precision Machinery Manufacturing Company ("Harbin Precision") and certain ancillary operations were transferred to Harbin Bearing Holdings Company ("Harbin Holdings"). Harbin Holdings and Harbin Precision are affiliates of the Harbin Municipal Government.

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

     In December 1994, the Company (which was then called Pan American Industries, Inc.) acquired a 51.43% effective interest in Harbin Bearing by issuing to Asean Capital Limited ("Asean Capital"), a wholly owned subsidiary of Sunbase International, newly issued shares representing a controlling interest in the Company. See ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     The following diagram shows the corporate structure of the Company and its affiliated companies as of December 31, 1999:

                    ---------------------------------------
                              SUNBASE ASIA, INC.
                      Common Stock has been quoted on OTC
                                Bulletin Board
                             (Nevada Corporation)
                    ---------------------------------------
                                    100%    100%
          --------------------------           --------------------------
           CHINA BEARING                         SOUTHWEST
           HOLDINGS LIMITED                      PRODUCTS COMPANY
           (Bermuda Holdings                     (California corporation
           (Company) (1)                         (2)
          --------------------------           --------------------------

                                                    OPERATING COMPANY
                  100%

          --------------------------
           CHINA INTERNATIONAL
           BEARING HOLDINGS
           LIMITED
           (Hong Kong Holding
           (Company)
          --------------------------


     99%                                        99.9%

-------------------------------      -------------------------------
 HARBIN SUNBASE                      HARBIN XINHENGLI
 DEVELOPMENT COMPANY LIMITED         DEVELOPMENT COMPANY LIMITED
 (PRC JV Holdings Co.)               (PRC JV Holdings Co.) (3)
-------------------------------      -------------------------------

           10%                                  41.57%

                     -------------------------------
                      HARBIN BEARING COMPANY
                      LTD (PRC Joint Stock Company)
                      (4)
                     -------------------------------

                            OPERATING COMPANY

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

(2) In response to the CFIUS investigation, the Company transferred its interest in Southwest Products to a trust administered by an independent trustee and sold that interest on April 28, 2000. Upon the sale of Southwest Products, the Company terminated the trust arrangement with the independent trustee.

(3) 0.1% of Harbin Xinhengli Development Company Limited is held by Harbin Everising Construction and Development Limited, which is related to Sunbase International. 1.0% of Harbin Sunbase Development Company Limited is held by a local PRC partner.

(4) Sunbase Asia's ownership in Harbin Bearing is 51.57% whereas the effective ownership is 51.43%. The remaining 48.43% of this company is owned by its employees and by Harbin Holdings.

HARBIN BEARING

     Harbin Bearing specializes in the manufacture of precision bearings and can manufacture more than 5,000 of the approximately 6,000 different specifications of bearings that are available in China. Harbin Bearing produces seven major types of bearings: deep groove ball bearings, self aligning ball bearings, cylindrical rolling bearings, angular contact ball bearings, tapered rolling bearings, thrust ball bearings and linear motion ball bearings. Each of such bearings is manufactured in micro, small, medium and large sizes.

Sales and Marketing

     Harbin Bearing primarily sells its products in China and to a lesser extent, in western countries such as the U.S. The major end users of Harbin Bearing's products are manufacturers of electrical machinery, machine tools, mining and extraction machinery, automobiles, motorcycles, household appliances and aircraft and aerospace equipment. However, because of stringent qualifications such as ISO 9000 certification required by many end users outside of the PRC, Harbin Bearing's access to these markets has been impeded. The Company had hoped that its acquisition of Southwest Products would enhance Harbin Bearing's ability to access these markets. However, with the Company's decision to sell its interest in Southwest Products, the Company has to consider alternative restructuring strategies for its business. SEE ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS."

     Sales to related parties accounted for RMB 22,283,000 (or 4.8%) in 1999 and RMB 38,886,000 (or 8.1%) in 1998. These sales were made to Harbin Bearings Import and Export Company and Xin Dadi Mechanical and Electrical Equipment Company, both of which are owned by the Harbin Municipal Government.

     Harbin Bearing has 13 sales offices in major cities in China, including Beijing, Shanghai and Guangzhou all of which were strategically located to increase market share and widen the channel of sales. All sales are coordinated through Harbin Bearing's headquarters in Harbin, including sales to local distributors, overseas agents, and PRC import and export companies. As of December 31, 1999, Harbin Bearing had 158 sales personnel and 187 support personnel who are responsible for product promotion, marketing, after sales services and technical support. Harbin Bearing sells its bearings in China and abroad under the "HRB" trademark.

     Harbin Bearing delivers its bearings by rail, truck, ocean freight and air freight. Deliveries by truck have been increasing due to improved highway networks and conditions in the PRC. This substantially shortens delivery time over delivery by rail. Harbin Bearing leases its trucks from its affiliate, Harbin Precision, which are used mostly for short haul deliveries. See ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." In addition, railroad tracks leading directly to two of Harbin Bearing's raw material warehouses are used exclusively to transport raw materials, such as bearing steel, reducing raw material freight costs.

     Due to the adverse market conditions in the PRC which resulted from the general financial turmoil in Asia since 1997, Harbin Bearing has further enhanced its credit review procedures and has been more conservative in extending credit to customers in an effort to mitigate against difficulties in collecting receivables. See ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS."

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

Workforce

     As of December 31, 1999, Harbin Bearing employed approximately 11,432 full time personnel in the following areas: executive and administrative (455), sales and service (502), manufacturing and production (10,361), and research and development (114). Management believes that, in general, its relationship with the employees is good. The Harbin Municipal Government has promulgated regulations which provide for the establishment of a pension fund program to which both employer and employees must contribute. Under these regulations, Harbin Bearing is required to contribute monthly to this fund an amount equivalent to 22% of its employees' aggregate monthly income.

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

SALE OF SOUTHWEST PRODUCTS

     Pursuant to a resolution dated December 16, 1998, the board of directors decided to dispose Southwest Products and subsequently on January 31, 2000, the Company entered into a Stock Purchase Agreement with William McKay. On March 24, 2000, Mr. Mckay assigned his rights under the Stock Purchase Agreement to McKay, Brothers & Horany Acquisition Corp. Pursuant to the Stock Purchase Agreement on April 28, 2000, the Company sold its entire interest in Southwest Products to McKay, Brothers & Horany Acquisition Corp. for cash consideration of US$3,500,000 and the release of debt obligations in the amount of $3,952,000 owed by Southwest Products to the Company. The sale of Southwest Products result in net proceeds of US$3,335,000 (net of the professional fees US$165,000) of which US$2,600,000 was paid to the holders of the Convertible Debentures. See
ITEM 7, "LIQUIDITY AND CAPITAL RESOURCES". The remaining proceeds US$735,000 has been retained by the Company as additional working capital. Upon the sale of Southwest Products, the Company terminated the trust arrangement with the independent trustee for Southwest Products. Such sale was completed on April 28, 2000. See ITEM 7, "LIQUIDITY AND CAPITAL RESOURCES" for a description of the use of the net proceeds on sale of Southwest Products.

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

     The Company believes that its sources of bearing steel are stable and, consistent with industry practice in China, has not entered into any long term supply contracts for bearing steel. Harbin Bearing generally maintains a raw material inventory sufficient for more than 43 days of production. In addition, railroad tracks leading directly to two of Harbin Bearing's raw material warehouses are used exclusively to transport raw materials, such as bearing steel, reducing raw material freight costs.

COMPETITION

     The Company's main competitors can be categorized into three principal groups: (i) a few very large national PRC bearing manufacturers offering a wide range of products; (ii) small local Chinese bearing production facilities that compete on a local basis by manufacturing small sized, commodity type bearings; and (iii) non-Chinese bearing manufacturers. Competition is principally based upon pricing considerations.

Competition in the PRC

     The Company believes that there are five major PRC bearing manufacturers:
Wafangdian Bearing Company Limited, Luoyang Bearing Group, Northwest Bearing Joint Stock Company, Xiangyang Bearing Joint Stock Company and the Company's majority owned subsidiary, Harbin Bearing. The balance of the PRC bearing industry is fragmented, comprised of a larger number of smaller bearing companies producing mostly lower grade bearings often on a local basis for use mostly as replacement bearings in the electrical appliance and agricultural equipment industries.

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

     Bearings imported into the PRC are currently subject to import tariffs ranging from 10% to 17%. If, however, the PRC becomes a part of the World Trade Organization, the import tariff could be phased out, potentially increasing competition from foreign manufacturers.

     The potential for growth in the PRC bearing industry is substantially dependent upon the performance of the PRC industrial sector and the economy in general. Since 1978, China has been pursuing economic reform policies in an effort to improve its industrial sector and revitalize its economy. The central PRC government has implemented various policies to minimize the adverse effects upon the PRC economy of the financial crisis in Asia that began in 1997. Such policies include closer supervision of the PRC banking system and tighter control over capital expenditures by PRC enterprises. Such policies also include resistance to devaluation of the RMB, leading to less competitive export pricing and thus an oversupply of bearings in the PRC domestic market (although similar effects on products, equipment and machinery produced in the PRC requiring bearings may act to increase domestic demand for bearings). These policies have indirectly resulted in greater competition due to this oversupply and are expected to continue to have a significant adverse impact on the performance of PRC bearing manufacturers, including the Company.

Competition in International Markets

     The international bearing industry is extremely competitive. Although the Company's main competitors are Eastern European manufacturers and manufacturers located in China, to a lesser extent, the Company also competes with companies such as Svenska Kugellager Fabriken, Fisher Aktien Gesellschast, New Technology Network, NSK, Timken, Torrington Fafnir and Nippon Miniature Bearing, which dominate this market. The Company had hoped that its acquisition of Southwest Products in 1996 would not only allow it to access the U.S. bearing market, but also allow it to implement U.S. manufacturing methods and quality control procedures at Harbin Bearing to develop new products and meet the stringent requirements of many non-Chinese OEMs. By doing so, the Company expected to increase its penetration of the international bearing market. As a result of the Company's sale of Southwest Products in response to the CFIUS investigation, however, the Company is currently reevaluating its business strategy, which may involve restructuring to reduce operating expenses, seeking an alliance with a strategic partner, reorganizing the Company's operations and/or divesting its bearing manufacturing assets in China to diversify into other lines of business. See ITEM 7, "FACTORS THAT MAY AFFECT FUTURE RESULTS."

OPERATING IN CHINA

     Because the production operations of the Company are based to a substantial extent in China, the Company is subject to rules and restrictions governing China's legal and economic system as well as general economic and political conditions in the country. These include the following:

Political and Economic Matters

     Under its current leadership, the Chinese government has been pursuing economic reform policies, which include the encouragement of private economic activity and greater economic decentralization. There can be no assurance that such policies will be successful. Changes in policies made by the Chinese government may result in new laws, regulations, or the interpretation thereof, confiscatory taxation, currency devaluation or the expropriation of private enterprises which may, in turn, adversely affect the Company. Chinese economic development may be limited by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure, and the potential unavailability of adequate power and water, transportation, communication networks, raw materials and parts.

Legal System

     China's legal system is a civil law system based on written statutes. Unlike the common law system in the United States, decided legal cases in the PRC have little value as precedents. Furthermore, the PRC does not have a well developed body of law governing foreign investment enterprises. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and modification, perhaps on a case by case basis. As the legal system in the PRC develops with respect to such new forms of enterprise, foreign investors may be adversely affected by new laws, changes in existing laws (or interpretation thereof) and the preemption of provincial or local laws by national laws. Some of the Company's operations in China are subject to administrative review and approval by various national and local agencies of the PRC government. Although management believes that the Company's operations are currently in compliance with applicable administrative requirements, there is no assurance that administrative approvals, when necessary or advisable, will be forthcoming. In addition, although China has promulgated an administrative law permitting appeal to the courts with respect to certain administrative actions, this law appears largely untested in the context of administrative approvals.

Inflation/Economic Policies

     In recent years, the Chinese economy has experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and control inflation. In 1995, China's overall inflation rate (retail price index) was approximately 15%, compared to approximately 21% in 1994 and 13% in 1993. However, after the implementation of strict monetary policies, the inflation rates were approximately 6%, 8%, minus 2.6% and minus 3% in 1996, 1997, 1998 and 1999, respectively. High inflation has in the past and may in the future cause the PRC government to impose controls on prices, or to take other actions which could inhibit economic activity in China, which in turn could affect demand for the Company's products. In view of the change in market conditions and greater competition, Harbin Bearing may be unable to increase its selling prices to shift a portion of its inflated costs to its customers. The price of bearing steel, the major raw material used by the Company, remained fairly stable from 1994 to 1999 in China and the only major impact of inflation on the Company's costs in its Chinese operations was on the cost of labor (due to the rising level of compensation of Harbin Bearing's employees).

Foreign Exchange Control and Exchange Rate Risks

     Prior to January 1, 1994 the PRC had two exchange rates: the Official Rate and the Swap Center Rate. On January 1, 1994 this dual foreign exchange system was abolished. Controls on the purchase of foreign exchange are being relaxed. Pursuant to the PRC Foreign Exchange Control Regulations which came into effect on April 1, 1996, enterprises which require foreign exchange for current account transactions (such as trading activities) may purchase foreign exchange from designated banks subject to production of relevant supporting documents. The Administrative Regulations on the Settlement, Sale and Payment of Foreign Exchange, which came into force on July 1, 1996, set out the procedures for the purchase, sale and settlement of foreign exchange for current account transactions. In addition, these Regulations provide that foreign exchange required for the payment of dividends that are payable in foreign currencies under applicable regulations may be purchased from designated foreign exchange banks subject to the payment of taxes on such dividends and upon presentation of board resolutions authorizing the distribution of profits or dividends of the company concerned. Despite the relaxation of foreign exchange control over current account transactions, the approval of the State Administration for Foreign Exchange ("SAFE") is still required before a PRC enterprise may borrow in a foreign currency, provide any foreign exchange guarantee, make any investment outside the PRC or enter into any other capital account transaction which involves the purchase of foreign exchange. In general, all organizations and individuals within the PRC, including foreign investment enterprises ("FIEs"), are required to sell their foreign exchange earnings to designated banks in the PRC. FIEs, however, are permitted to retain a certain percentage of their foreign exchange earnings and the sums retained may be deposited into foreign exchange bank accounts maintained with designated banks.

     Despite the relaxation of foreign exchange control over current account transactions, RMB remains a currency which is not freely convertible into other currencies. There can be no assurance that shortages of foreign currency at the swap centers or designated banks will not restrict the Company's ability to obtain sufficient foreign currency to pay dividends to the shareholders of the Company or to meet other foreign currency requirements or that the RMB will not be subject to further devaluation were the Company otherwise able to pay such dividends. Currently, the Company is unable to hedge its U.S. Dollar/RMB exchange rate exposure in China because no financial institutions are authorized to engage in foreign currency transactions offering forward exchange contracts with respect to the RMB.

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

     The Harbin branch of the Office of the State Asset Administration Bureau has granted Harbin Holdings the right to use the properties where Harbin Bearing's production and other facilities are located. The site is approximately 540,000 square meters of which production facilities occupy approximately 290,000 square meters. Harbin Holdings has entered into a lease agreement with the Company for use of its buildings for five years commencing January 1, 1994. Although this lease expired on December 31, 1998, Harbin Bearing is currently still using the premises without renewal of the lease. See ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 3.   LEGAL PROCEEDINGS

Internal Revenue Service Dispute

     The U.S. Internal Revenue Service ("IRS") has asserted that the Company improperly failed to withhold U.S. taxes on a payment of $730,776 to Asean Capital Limited in 1996 with respect to a promissory note of the Company and that the Company is liable for such taxes in the amount of $219,233, plus penalties of $43,837, plus interest. The Company has controverted that assertion in administrative procedures with the IRS, but the matter has not been resolved. The Company believes the IRS will serve a notice of deficiency as to the taxes the IRS asserts are due. The Company intends to contest vigorously any IRS action. The Company is unable to state what the outcome of this dispute will be.

Other

     In addition to those matters disclosed above, the Company may from time to time be party to various litigation matters which are incidental to its business. The Company's management does not expect the outcome of any such proceedings to have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of 1999 to a vote of security holders nor was there any solicitation of proxies.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market ("Nasdaq") under the symbol "ASIA" on February 9, 1996. The Common Stock ceased trading on Nasdaq on February 10, 1999. Subsequently, the Common Stock began being quoted on the OTC Bulletin Board (The "Bulletin Board") on February 11, 1999. As a result, the Company changed its symbol to "SNBSE."

     The following tables set forth the high and low sales prices of the Company's Common Stock on Nasdaq and the Bulletin Board. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal 1998                                  High            Low
-----------                                  ----            ---

Quarter Ended March 31, 1998                 4-3/8           2
Quarter Ended June 30, 1998                  2-7/8           0-3/8
Quarter Ended September 30, 1998             1-1/8           0-1/4
Quarter Ended December 31, 1998              1-1/4           0-1/4


Fiscal 1999                                  High            Low
-----------                                  ----            ---

Quarter Ended March 31, 1999                 0-7/8           0-7/8
Quarter Ended June 30, 1999                  0-3/4           0-3/4
Quarter Ended September 30, 1999             Trading         Suspended
Quarter Ended December 31, 1999              0-1/4           0-1/4


     From January 1, 1999 through February 10, 1999, the high and low sales prices of the Company's Common Stock as reported by Nasdaq were 13/32 and 1/8, respectively. From February 11, 1999 through May 19, 1999, the high and the low closing prices of the Company's Common Stock as quoted on the Bulletin Board were 1/4 and 1/32, respectively. Between May 20, 1999 and October 26, 1999 the Company's Common Stock did not trade on the Bulletin Board because there were no market makers making a market in the Common Stock and the Company was not current with its public information requirements.

     As of April 28, 2000, there were 136 holders of record of the Common Stock.

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

     Applicable Chinese laws and regulations provide that a joint stock company (such as Harbin Bearing) can not distribute its after tax earnings and profits made in a fiscal year unless the losses of the previous years have been made up and certain funds retained. A joint stock company is required by applicable Company Law to reserve 10% of its after tax earnings and profits as the mandatory retained fund and 5% of its after tax earnings and profits as the public welfare fund. The joint stock company does not have to reserve for the mandatory retained fund if the amount of such fund has reached 50% of the company's registered capital. For 1998, Harbin Bearing contributed 10% and 5%, respectively, of after tax profits as determined under Chinese accounting principles for such purposes. Distribution of dividends by Harbin Bearing to its shareholders are required to be in proportion to each shareholder's percentage interest in Harbin Bearing. In addition, distribution of dividends by Harbin Bearing will be paid to its shareholders of record, which include the joint venture partners. Applicable Chinese laws and regulations require that, before a Sino foreign equity joint venture (such as the joint venture partners) distributes dividends, it must: (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations of capital to its official surplus accumulation fund and public welfare fund. The Company indirectly owns 99% and 99.9% of the two joint venture partners and, therefore, approximately 1.1% of distributions received by such partners will be paid to the Chinese parties of these joint ventures.

ITEM 6.   SELECTED FINANCIAL DATA

     The following tables set forth selected historical financial data (expressed in thousands) derived from and should be read in conjunction with the audited financial statements of the Company as of December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999 included elsewhere in this Annual Report on Form 10 K and the Company's audited financial statements as of December 31, 1995, 1996 and 1997 and for the years ended December 1995 and 1996 which are not included in this Annual Report on Form 10 K. All U.S. dollar amounts have been converted from RMB based on the exchange rate on December 31, 1999 of U.S. $1.00 to each RMB 8.275 as quoted at the People's Bank of China. The report of Ernst & Young contains an explanatory paragraph relating to the Company's ability to continue as a going concern as described in Note 2 to such financial statements.

OPERATING DATA

                                                1995         1996        1997         1998         1999          1999
                                             ----------   ----------  ----------   ----------   ----------    ----------
                                                RMB          RMB         RMB          RMB          RMB            US$
Net sales ..........................          672,359      854,066     697,175      475,310      468,087        56,567
Cost of sales ......................         (380,279)    (520,804)   (479,089)    (362,925)    (462,930)      (55,943)
Provisions on inventories ..........           (1,098)      (1,000)    (30,600)    (100,600)     (79,000)       (9,547)
Gross profit/(loss) ................          290,982      332,262     187,486       11,785      (73,843)       (8,923)

Selling, general and administrative
    expense ........................         (110,375)     (99,829)    (76,901)     (82,533)    (120,943)      (14,615)
Interest expense, net ..............          (48,446)     (54,134)    (67,195)     (66,644)     (61,993)       (7,492)

Provisions on accounts receivable ..           (2,627)      (3,998)    (16,262)     (31,961)    (136,170)      (16,456)
Provisions on other receivables ....                -            -           -      (12,404)      (3,729)         (450)
Provisions on balance due from
  related companies ................                -            -           -      (49,000)     (79,000)       (9,547)
Write-off of the deposit with a
  financial institution ............                -            -           -      (23,750)           -             -
Provision on impairment of fixed
  assets ...........................                -            -           -            -      (15,000)       (1,813)
Other income .......................                -       16,640           -            -            -             -
Income/(loss) before income taxes ..          129,534      190,941      27,128     (254,507)    (490,678)      (59,296)
Provision for income taxes .........          (20,472)     (27,792)     (7,584)           -            -             -
Income before minority interests ...          109,062      163,149      19,544     (254,507)    (490,678)      (59,296)
Minority interests .................          (54,967)     (77,342)    (21,006)     111,081      232,813        28,315

Net income/(loss) from continuing
  operations .......................           54,095       85,807      (1,462)    (143,426)    (257,865)      (31,161)

Net income/(loss) from

  discontinued operations ..........                -       (9,273)     (2,722)      (2,958)     (18,674)       (2,257)
Net income/(loss) ..................           54,095       76,534      (4,184)    (146,384)    (276,539)      (33,418)

Net income/(loss) per common share:
  Basic ............................              4.62        6.24       (0.33)      (10.67)      (19.58)   (2.37)
  Diluted ..........................              3.54        4.62       (0.33)      (10.67)      (19.58)   (2.37)

Net income/(loss) per common share
 from continuing operations:
  Basic ............................              4.62        7.00       (0.12)      (10.46)      (18.26)   (2.20)
  Diluted ..........................              3.54        5.15       (0.12)      (10.46)      (18.26)   (2.20)
Net income/(loss) per common share
 from discontinued operations
  Basic and diluted................                _         (0.73)      (0.21)       (0.21)       (1.32)   (0.17)

BALANCE SHEET

                                                1995         1996        1997         1998         1999          1999
                                             ----------   ----------  ----------   ----------   ----------    ----------
                                                 RMB         RMB          RMB         RMB           RMB            US$
Current assets ........                      1,032,600    1,181,609    1,368,266    1,293,702    1,058,112       127,866
Working capital .......                        306,288      404,618      308,473       61,884     (371,373)      (44,881)
Long-term debts .......                        218,383      231,824       84,938       47,550       24,777         2,994
Minority interests ....                        343,142      420,484      441,490      330,409       97,596        11,794
Shareholders' equity ..                        330,565      443,184      439,000      295,521       19,112         2,307
Total assets ..........                      1,618,402    1,872,483    2,025,220    1,905,298    1,570,970       189,842

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     1999 was an exceptionally tough year for the Company as the major operation of the Company in the PRC, Harbin Bearing, continued to suffer serious setbacks. Several factors collectively contributed to these setbacks. First, the PRC economy continued to be in a state of deflation in 1999. Demand for products continued to decline and seriously dempen the demand for bearings in the PRC. As a result, Harbin Bearing had to make large provisions for its products inventories. Also, this suppressed market condition forced Harbin Bearing to leave much of its manufacturing capacity idle, thus further aggravating its financial results. Second, state owned enterprises, which form the majority of the customer base of Harbin Bearing, continued to experience serious difficulties in 1999. Their inability to make payments required that Harbin Bearing had to make exceptionally large provisions for its accounts receivables. The combination of these factors seriously affected the financial results of the Company in 1999. The management of the Company does not expect this adverse market situation will improve significantly in the year 2000.

     The sale of Southwest Products was completed on April 28, 2000. As the Company retained a share of Southwest Products net assets amounting to RMB 26,193 (US$3,163) in 1999, which did not exceed the net proceeds of US$3,335, and consequently no anticipated loss on sale of Southwest Products was noted. Upon the sale of Southwest Products, the Company did not derive any capital gain tax liability. See Note 8 to the Company's 1999 consolidated financial statements for a description of the loss on sale of Southwest Products.

     Unless otherwise indicated in this ITEM 7, all RMB and U.S. Dollar amounts except per share information are expressed in thousands ( '000).


                             RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Net Sales

     Net sales for the Company from continuing operations for 1999 decreased by RMB 7,223 or 1.5%, to RMB 468,087 as compared to RMB 475,310 in 1998. The decrease in net sales was due to persisting adverse market conditions in the PRC.

Cost of Sales

     Cost of sales for the Company from continuing operations for 1999 increased by RMB 100,005 or 27.5% to RMB 462,930 from RMB 362,925 for 1998. Prevailing adverse market conditions forced the Company to gear sales towards those customers which could afford to make timely payments. Thus, the Company accepted some very low-priced orders, which though reflecting market prices in the PRC, generated revenue that may be lower than related total production costs. However, the Company accepted these orders to maintain its production in order to cover some of its fixed cost as well as to maintain some of its market share. Continuous late payments by customers have significantly tightened the liquidity of the Company. In turn, this liquidity problem had seriously affected the planning of production and worsened the Company's operating efficiency, causing a substantial increase on the cost of sales.

Gross Loss

     The Company's gross profit from continuing operations of RMB 11,785 in 1998 turned into a gross loss of RMB 73,843 in 1999. This loss was mainly due to the continuous adverse market conditions and the tight liquidity condition of the Company, which in turn elevated the cost of sales significantly. Another cause was the large provision made by the Company on product inventories.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses from continuing operations for 1999 increased by RMB 38,410 or 46.5% to RMB 120,943 from RMB 82,533 in 1998. As a percentage of revenues, these expenses increased from 17.4% for 1998 to 25.8% for 1999. The increase was mainly due to the exceptionally large write-off of idling capacity on plant, machinery and equipment.

Interest Expense

     Interest expense for the Company from continuing operations for 1999 remained essentially unchanged from 1998.

Provision on Accounts Receivable and Other Receivables

     The provision for accounts receivables from continuing operations increased by RMB 104,209, or 326%, to RMB 136,170 in 1999 from RMB 31,961 in 1998. This large provision was mainly attributable to the financial reforms and state owned enterprises reforms in the PRC. As a result of the implementation of reforms by the PRC Government, many of our state owned enterprises customers were deprived of financing from banks which in the past would lend money to them as directed by the local governments irrespective of their financial health. Also, these customers were unable to recover receivables from their state owned enterprise customers which were also affected by these reforms. The combined effects of these reforms forced the Company to make large provisions for accounts receivables accumulated from business done with these customers in previous years. In addition, the Company recorded provisions for other receivables due from third parties and balances due from related companies, amounting to RMB 82,729, in aggregate, due to uncertainty regarding their collectability because of the age of the receivables and the continued adverse economic situation in the PRC. The Company believes that this adverse economic situation in the PRC will continue into the immediate future and the Company expects to continue to encounter difficulties in receivables collections.

Provision on impairment of Fixed Assets

     A provision on impairment of fixed assets from continuing operations of RMB 15,000 was made in 1999 as a result of adverse market condition in the PRC which led the Company to have excess production capacity which the Company expects to persist into the foreseeable future.

Loss From Continuing Operations

     As a result of the aforementioned economic and business factors, the Company generated a net loss from continuing operations of RMB 257,865 in 1999 as compared to a net loss from continuing operations of RMB 143,426 in 1998, an increase of RMB 114,439.

Net Loss from Discontinued Operations

     The Company's net loss from discontinued operations was RMB 18,674 in 1999 as compared to RMB 2,958 in 1998. The increase in net loss was due to a write-off of the Goodwill of Southwest Products in order to write-down the carrying value to the approximate realizable value.

1998 COMPARED TO 1997

Net Sales

       Net sales for the Company from continuing operations for 1998 decreased by RMB 221,865, or 31.8%, to RMB 475,310 as compared to RMB 697,175 in 1997.
This decrease in net sales was primarily due to the adverse market conditions which persisted in the PRC in 1998 and in Asia generally. Stringent controls on capital expenditure of PRC enterprises by the Chinese government decreased demand for the Company's products, which are components of machinery and equipment. As a result, competition within the PRC bearing industry increased in 1998 for the fewer sales orders being placed for bearings. The Company responded to the continuing adverse market conditions in China by increasing its marketing efforts, enhancing its credit review procedures, and restricting sales marketing to customers where collectability of payment for purchased product is uncertain.

Cost of Sales

    Cost of sales for the Company from continuing operations for 1998 decreased by RMB 116,164 or 24.2%, to RMB 362,925 from RMB 479,089 for 1997. This decrease in cost of sales was primarily due to the decrease in volume of production as a result of contraction in sales in the Company's continuing operations.

Gross Profit

     The Company's gross profit from continuing operations for 1998 decreased from RMB 187,486 in 1997 to RMB 11,785, a decrease of RMB 175,701, or 93.7%.
Gross Profit as a percentage of revenue also decreased from 26.9% for 1997 to 2.5% for 1998. The significant decrease in gross profit was mainly attributable to the decrease in sales caused by the adverse market conditions in the PRC, which led to a plunge in units of bearings produced in 1998. In addition, in response to the continuous drop in the market selling price of bearings due to keen competition, the provision on inventories for 1998 was increased to RMB 100,600 as compared to RMB 30,600 for 1997, which resulted in a 93.7% decrease in gross profit in 1998. Due to prolonged adverse market conditions, the Company was forced to lower its selling price for certain bearing below its cost of production.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses from continuing operations for 1998 increased by

RMB 5,632, or 7.3%, to RMB 82,533 from 76,901 in 1997. Selling, general and administrative expenses as a percentage of revenues increased from 11.0% for 1997 to 17.36% for 1998. Selling, general and administrative expenses for the Company's continuing operations increased mainly as a result of increased transportation costs and travel expenses for sales personnel, which were partially offset by a decrease in royalties paid in 1998. During 1998, the Company adopted stronger controls on its overhead and implemented certain cost-cutting measures in order to improve its profitability and competitiveness. However, this cost saving effort was mitigated by the adverse impact of the Asian financial turmoil and the continued adverse economic situation in the PRC.

Interest Expense

     Interest expense for the Company from continuing operations for 1998 remained essentially flat from 1997 and did not have significant fluctuation in that year.

Provision on Accounts Receivable and Other Receivables

     The provision for accounts receivable from continuing operations increased by RMB 15,699, or 96.5% to RMB 31,961 in 1998 from RMB 16,262 in 1997 to provide for the slower recovery of accounts receivable due mainly to the turmoil in the PRC and Asia in 1998, and the decrease funds which had been previously made available by the Chinese government to state-owned enterprises, including customers of Harbin Bearing. In addition, the Company recorded provisions for other receivables due from third parties and balances due from related companies, amounting to RMB 61,404, in aggregate, due to uncertainty regarding their collectability based on the length of time that the receivables were outstanding and the continued adverse economic situation in the PRC and Asia. There was also a specific provision made for deposits with a Chinese financial institution in the amount of RMB 23,750 for 1998 in view of the current economic situation and the liquidity problems experienced by the financial institution in the PRC. The Company responded to these adverse economic conditions by tightening credit controls and enhancing its credit review procedures for new sales orders.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     Net cash used in operating activities from continuing operations was RMB 60,444 in 1999, as compared to net cash used in operating activities from continuing operations of RMB 137,655 in 1998 and net cash used in operating activities from continuing operations of RMB 39,593 in 1997. The increased use of cash in operating activities from continuing operations is primarily due to the unsatisfactory market conditions in the PRC and Asia generally which has continued since 1997. These adverse market conditions led to a decrease in sales and the slower recovery of trade receivables from customers.

     As of December 31, 1999, the Company's negative working capital was RMB 371,373 as compared to the working capital of RMB 61,844 at December 31, 1998 and RMB 308,473 at December 31, 1997. The Company's current ratio was 0.74:1 as of December 31, 1999, 1.05:1 at December 31, 1998 and 1.29:1 at December 31, 1997.

Investing Activities

     Net cash used in investing activities was RMB 25,207 in 1999 as compared to net cash provided by investing activities of RMB 21,233 in 1998 and net cash used in investing activities of RMB 57,245 in 1997, mainly due to increases in capital expenditures and decreases in amounts due from related companies in 1999 as compared to 1998. Capital expenditures of RMB 24,744 in 1999 (RMB 16,586 in 1998 and RMB 48,287 in 1997) consisted of costs related to completion of construction in progress of new plant and machinery as well as the renovation of existing facilities and equipment. These capital expenditures were financed primarily through short-term and long-term bank loans. The Company does not expect to spend more than the minimum required to maintain its equipment and facilities in 2000. As of December 31, 1999, the Company had no outstanding capital expenditure commitments.

Financing Activities

     Net cash provided by financing activities was RMB 74,941 in 1999 as compared to net cash provided by financing activities of RMB 96,824 in 1998 and RMB 87,682 in 1997. The Company has historically relied on both short-term and long-term bank loans from Chinese banks to support its operating and capital requirements. Short-term bank loans, which have terms ranging from three months to six months, are utilized to finance both operating and capital requirements and are renewed on a revolving basis. Long-term bank loans are utilized to fund capital expansion projects. Since 1997, principally all net cash provided by financing activities has come from short- term and long-term bank loans. The Company believes that it will be able to continue to maintain its bank borrowings under its current lending arrangements.

     After the completion of the sale of Southwest Products and the execution of the Supplemental Agreement referred to below, the Company has retained US$735 of the proceeds as additional working capital. There can be no assurance that the Company's business will generate cash flow that, together with additional financing, to the extent available, will be sufficient to allow the Company to meet its requirements for working capital, capital expenditures and debt payments.

     In August 1996, China Bearings issued U.S.$11.5 million aggregate principal amount of Convertible Debentures to three investors. The Convertible Debentures were convertible, at the option of the holders, in whole or in part, at any time into shares of Common Stock of the Company. The conversion price (the "Conversion Price") was initially U.S. $5.00 per share, subject to adjustment for (a) a change in par value of the Common Stock, (b) the issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) a rights offering at a price which is less than the lower of the then market price of the Common Stock or the Conversion Price, (e) the issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price of the Common Stock or the Conversion Price, (f) the issuance of shares at a price per share which is less than the lower of the then market price of the Common Stock or the Conversion Price and
(g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ended December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such period. Due the Company's failure to achieve the projected cumulative audited earnings per common share of U.S.$1.79 for the two years ended December 31, 1997, the Conversion Price was adjusted to U.S.$1.84 per share pursuant to the terms of the Subscription Agreement.

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

     At maturity, the Convertible Debentures were required to be redeemed at a redemption price equal to the principal amount then outstanding plus any accrued but unpaid interest, together with an amount sufficient to enable the holders to receive an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Subscription Agreement occurs, the Convertible Debentures become automatically due and payable at the principal amount outstanding together with accrued and unpaid interest and an amount that would enable the investors to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default included breach of covenants after failure to cure after notice, failure to pay principal or interest, failure to pay indebtedness for borrowed money, certain events of bankruptcy or insolvency, judgement defaults, failure to achieve earnings per common share of at least U.S. $0.55 for each fiscal year commencing January 1, 1996, accounts receivable reaching a certain level in relationship to net sales and delisting or suspension of trading of the Company's Common Stock from Nasdaq.

     Due to the failure of the Company to achieve the required minimum earnings per common share of U.S.$0.55 in 1997, an event of default occurred. As a result, interest accrued at the default rate of 19.75% per annum. Pursuant to a Settlement Agreement reached in October 1998 with the investors, the investors agreed not to demand the immediate repayment of the Convertible Debentures. In addition, the aggregate principal amount of the Convertible Debentures (plus simple interest at a rate of 12.375% per annum until July 22, 1998 less interest paid) was restructured as a loan in an aggregate principal amount of U.S. $13,173. The debt, which carries a simple interest rate of 10% per annum, is required to be repaid over a period of three years ending on July 23, 2001. As part of the settlement, the Company also issued 466,667 shares of Common Stock to the investors, which are not transferable for a period of three years. The members of the Sunbase International agreed that 50% of any public market funds raised by the Company or its subsidiaries would be applied immediately towards discharging the then outstanding debt and interest accrued thereon. The obligations of China Bearing under the Settlement Agreement are guaranteed by other members of the Sunbase International on an at least pari passu basis with the guarantors' other present and future unsecured and unsubordinated obligations.

     On March 1, 2000, the Company entered into a supplemental agreement to the Settlement Agreement ("Supplemental Agreement") with the holders of the Convertible Debentures. Pursuant to the Supplemental Agreement, the Company promised, upon the receipt of the consideration from the sale of Southwest Products, to pay US$2,600 as partial settlement of the overdue portion of the Convertible Debentures and the holders of the Convertible Debentures agreed that the remaining undue portion of the Convertible Debentures is repayable on the schedule originally set out in the Settlement Agreement.

     China Bearing has failed to make the scheduled monthly payments under the Settlement Agreement since March 23, 1999. The total amount of principal and interest due as of December 31, 1999 are $2,608 and $582 respectively. Upon the completion of Southwest Products's sale on April 28, 2000, a payment of $2,600 was made as partial settlement of outstanding debt under the Settlement

Agreement. After the payment, the total amount of principal and interest past due as of April 23, 2000 are $1,402 and $198 respectively. Thus, the Company, China Bearing and the other members of the Sunbase International will continue to seek further equitable resolution with the investors regarding these amounts. While the Company believes that a workable solution can be reached with investors in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.

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

     In accordance with this schedule, a principal payment of U.S.$2,000 (RMB 16,700) was made in September 1996. As a result of the Company's current financial position, the directors do not expect to make any other payments in the foreseeable future.

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

     See Note 2 to the Company's 1999 consolidated financial statements for a description of the Company's plans to maintain liquidity and obtain financing.

Inflation and Currency Matters

     In recent years, the Chinese economy has experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and control inflation. In 1995, China's overall inflation rate (retail price index) was approximately 15%, compared to approximately 21% in 1994 and 13% in 1993. However, after the implementation of strict monetary policies, the inflation rates were approximately 6%, 8%, minus 2.6% and minus 3% in 1996, 1997, 1998 and 1999, respectively. High inflation has in the past and may in the future cause the PRC government to impose controls on prices, or to take other actions which could inhibit economic activity in China, which in turn could affect demand for the Company's products. In view of the change in market conditions and greater competition, Harbin Bearing may be unable to increase its selling prices to shift a portion of its inflated costs to its customers. The price of bearing steel, the major raw material used by the Company, remained fairly stable from 1994 to 1999 in China and the only major impact of inflation on the Company's costs in its Chinese operations was on the cost of labor (due to the rising level of compensation of Harbin Bearing's employees).

     The Company continually monitors the effects of inflation and deflation. In view of the change in market conditions and increased competition, the Company in an inflationary market may be unable to raise its prices to shift a portion of the inflated costs to customers, and the Company in a deflationary market may be forced to lower its prices to maintain competitive prices. The price of bearing steel, the major raw material used by the Company, remained fairly stable during 1997, 1998 and 1999.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

     Although the Company has export ambitions, historically, substantially all of the Company's sales from businesses that continues to own and operate have been domestic and settled in RMB. Moreover, historically, substantially all of the Company's costs from businesses that it continues to own and operate have been incurred in RMB. It is possible, however, that the revenue/cost profile of the Company could change in the future, and if it does, then it is possible that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the results of operations. Currently, all of the Company's bank debts are denominated in RMB. However, the Company has indebtedness in respect of the Convertible Debentures that is denominated in U.S. dollars, so that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the Company's financial position. Although prior to 1994 the RMB experienced significant devaluation against the U.S. Dollar, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was U.S.$1.00 to RMB 8.32 at December 31, 1995, RMB 8.3 at December 31, 1996, RMB
8.3 at December 31, 1997, RMB 8.3 at December 31, 1998 and RMB 8.275 at December 31, 1999. The People's Bank of China has declared its intention not to devalue the RMB. However, it is possible that competitive pressures resulting from the significant devaluation of other Asian currencies will ultimately force the Government of China to reconsider its position on devaluation of the RMB.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Nasdaq De-Listing

    In February 1999, the Company's Common Stock was delisted from Nasdaq. After its delisting from Nasdaq, the Common Stock traded on the Bulletin Board. Between May 20, 1999 and October 26, 1999 the Company's Common Stock did not trade on the Bulletin Board because there were no market makers making a market in the Common Stock and the Company was not current with its public information requirements.

Potential Acceleration of Amounts due under the Settlement Agreement

     As a result of the failure by China Bearing to make the scheduled monthly payments due under the installment provisions of the Settlement Agreement, the holders of the Convertible Debentures have the right to accelerate the payment of all amounts due under the Settlement Agreement, as well as the right to exercise all other remedies available to them under the subscription agreement pursuant to which the Convertible Debentures were purchased. While the Company believes that an equitable resolution may be reached with the holders of this indebtedness no assurances can be given in this regard and any acceleration would have a severe negative effect on the liquidity of the Company and on its ability to continue its business.

Substantial Leverage; Inadequacy of Earnings to Cover Fixed Charges

     The Company has, on a consolidated basis, total indebtedness of approximately RMB 864,525 (US$104,474) in 1999, resulting in a ratio of debt to total capitalization of 55:1 at that date. Substantially all of such indebtedness is denominated in RMB.

     The Company will require substantial cash flow to meet its repayment obligations on its indebtedness, as well as on any future additional indebtedness it may incur. For 1999, the Company's earnings were inadequate to cover fixed charges by approximately RMB 393,828 (US $47,592) (Note: For purposes of this calculation, the term "fixed charges" means the total amount of debt service (principal and interest) due under the Convertible Debentures, as modified by the Settlement Agreement, during 1999. The Promissory Note issued to Asean Capital also did not appear to be meaningful for purposes of this calculation because the Promissory Note is subordinated to the Convertible Debentures and was issued to a related party. The term "earnings" means net loss from continued operations during fiscal year 1999. Thus, for this calculation, 1999 net loss was simply added to 1999 debt service under the Convertible Debentures, as modified by the Settlement Agreement.)

     The ability of the Company to make scheduled interest payments on, and retire at maturity the principal of, its indebtedness is dependent on the Company's future performance. However, the Company experienced operating losses and negative cash flow from operations of RMB 276,539 and RMB 60,444 respectively, in 1999. The Company expects that net losses may continue for the foreseeable future in view of the current economic situation in China and many other factors beyond its control. In addition, the Convertible Debentures and the Settlement Agreement impose significant operating and financial restrictions on the Company. Such restrictions limit the Company's ability to create liens and its use of the proceeds from certain asset sales. These factors may make the Company more vulnerable to economic and industry downturns, limit its ability to obtain additional financing to fund future working capital requirements, capital expenditures or other general corporate purposes, and reduce its flexibility in responding to changing business or economic conditions or to a substantial decline in operating results.

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

     The Company's products may become obsolete as a result of new technologies or new developments affecting the bearing industry. The Company's ability to remain competitive depends in significant part on its ability to anticipate and stay abreast of new technological developments, fund research and development, introduce new products and retain key personnel for these functions. Some of the Company's competitors have substantially greater resources available for these purposes. To the extent that the Company does not generate adequate cash flow or obtain other financing to fund product development, the Company's competitive position will probably be adversely affected, which may result in a loss of sales or lower productivity.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities. Currently, the Company is unable to hedge its RMB-hard currency exchange risks due to restrictions imposed by the government of the PRC which prevent financial institutions that engage in foreign currency transactions from offering forward exchange contracts with respect to the RMB.

Foreign Currency Risk

     Although the Company has export ambitions, historically, substantially all of the Company's sales from businesses that it continues to own and operate have been made in China and settled in RMB. Moreover, historically, substantially all of the Company's costs from businesses that it continues to own and operate have been incurred in RMB. Thus, the functional currency of Harbin Bearing and the Company's other PRC subsidiaries is the RMB. It is possible, however, that the revenue/cost profile of the Company could change in the future, and if it does, then it is possible that a devaluation of the RMB against the U.S. Dollar could have a material adverse effect upon the results of operations.

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

     The RMB is translated into U.S. dollars in consolidation, and will result in cumulative translation adjustments which are included in other comprehensive income (loss). The potential effect on other comprehensive income (loss) resulting from a hypothetical 5%, 10% and 20% weakening in the quoted RMB rate against the U.S. dollar would have resulted in a $110, $210 and $385 decrease in consolidated stockholders' equity and an $1,592, $3,039 and $5,571 decrease in net loss in 1999. The same hypothetical movements would have resulted in an RMB 5,790, RMB 11,580 and RMB 23,159 increase in the amount of debt service payable by the Company under the Settlement Agreement in 1999 on an annualized basis. Actual results may differ.

Interest Rate Risk

     The Company's bank loans are all fixed rate and denominated in RMB. Fixed rates range between 6.435% per annum and 9.24% per annum for short-term loans, and between 3.7% per annum and 15.12% per annum for long-term loans. The total amount of short-term bank loans outstanding as of December 31, 1999 was RMB 575,562, with an effective interest rate of 8.085% per annum The total amount of long-term bank loans outstanding as of December 31, 1999 was RMB 168,974, with an effective interest rate of 8.4% per annum. In addition, the Company has indebtedness of RMB 115,797 and accrued interest payable of RMB 4,102 under the Settlement Agreement (and under the Convertible Debentures and Subscription Agreement in the event a satisfactory settlement can not be made pursuant to default under the Settlement Agreement) at fixed rates of interest (see ITEM 7-"LIQUIDITY AND CAPITAL RESOURCES"). As such, the Company is exposed to interest rate risk on its long-term bank loans and in respect of its indebtedness under the Settlement Agreement (or Convertible Debentures and Subscription Agreement). Given banking practices in the PRC, the Company believes that it will be able to refinance its long-term bank loans at market rates whenever they drop significantly below the fixed rates specified on its long-term bank loans. At present, the Company believes that the risk of a significant drop in relevant market interest rates during the term of the debt under the Settlement Agreement is remote; however, the Company may consider entering into hedge transactions if such a risk is perceived to increase.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited financial statements as of December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999 are set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE
          REGISTRANT

     The Company's directors, executive officers and significant employees are listed below. The Board of Directors of the Company is comprised of only one class. Directors serve until their successors are elected or appointed.

Name                   Age     Office
----                   ---     ------
Gunter Gao             44      Chairman, Chief Executive Officer and President

(Roger) Li Yuen Fai    39      Director, Vice President and Chief Financial Officer

Hongfei Chen           37      Director

(Davis) Lai Kwan Fai   36      Corporate Secretary

Liu En Shi             52      General Manager, Harbin Bearing

     GUNTER GAO, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR, 44. Mr. Gao, a Hong Kong businessman who has extensive business experience in China, has been the Chairman of the Board and a principal of Sunbase International since its incorporation in 1991, which indirectly owns a controlling position in the Company. Sunbase International has various industrial holdings in China, in industries such as aviation, transportation, cement, steel and retail. Mr. Gao is also the Chairman of the Board of the Company. Mr. Gao is responsible for the overall strategy of the Company. Mr. Gao is actively and directly involved in all operational and strategic transactions. During the 1980's, Mr. Gao engaged in trading and investment activities in industries such as food, timber, real estate, coal and textiles. Based on his success in these activities and with the support of several banks in China, Mr. Gao has turned Sunbase International into a leading China industrial company. Mr. Gao is currently a member of the Chinese People's Political Consultative Conference. Mr. Gao is the youngest member of the Congress and is widely respected for his contributions to the country's development. Mr. Gao's strong reputation in China has enabled Sunbase International to engage in and complete many difficult transactions, including acquiring a majority interest in Harbin Bearing and obtaining a license to create an airline in China. Now known as Northern Swan Airlines, this airline enjoys international prominence and the financial support of the Bank of China and the People's Construction Bank of China. Mr. Gao serves as a Senior Economic Advisor to several Chinese municipal and provincial governments, including the governments of Tianjin, Hebei, Shaanxi, Xinjiang and Harbin. In addition, Mr. Gao is the deputy director of the Sino-Foreign Entrepreneurs Cooperative Committee.

     (ROGER) LI YUEN FAI, CHIEF FINANCIAL OFFICER, VICE-PRESIDENT AND DIRECTOR,
39. Mr. Li has been the Chief Financial Officer and a Director of the Company since 1994. From 1990 to 1991 he was compliance manager of Hong Kong Securities Clearing Company Limited. Mr. Li was employed by Coopers & Lybrand in Hong Kong from 1980 to 1990 (his most recent position was audit manager) and was a partner in a Hong Kong accounting firm from 1992 to 1993.

     HONGFEI CHEN, DIRECTOR, 37. Mr. Chen was appointed as a director by the Board in December 22, 1999. He is a lawyer admitted to practice law both in Australia and in China. Mr. Chen obtained his law degrees from a leading Chinese university and the University of Melbourne. Prior to joining the Sunbase Group, Mr. Chen worked with one of the leading Australian law firms in Melbourne. He was engaged to provide advice on establishing investment projects both in Australia and in China. He assisted a number of Australian corporations to develop and manage joint venture projects in China. Mr. Chen has considerable experience in international investment projects and has a good understanding of business practice in Australia and in China.

     (DAVIS) LAI KWAN FAI, CORPORATE SECRETARY, 36. Mr. Lai has been the Corporate Secretary of the Company since 1996. Mr. Lai holds a Master of Arts Degree in Economics and Finance from the University of Leeds in the United Kingdom. Prior to joining Company, he was employed in the commercial sector with over six years of experience in enterprise management and business development in China.

     LIU EN SHI, GENERAL MANAGER, 52. Mr. Liu was appointed the General Manager of Harbin Bearing in April 1999 and is responsible for the day-to-day operations as well as sales and marketing of Harbin Bearing. Mr. Liu has been a high ranking executive for a number of machinery manufactures in the City of Harbin for over 15 years. In 1994 to 1995, Mr. Liu was sent to Singapore University by Harbin authorities to attend a business management course. Mr. Liu has considerable experience in business management.

ITEM 11.  EXECUTIVE COMPENSATION

     The following tables set forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to its Chief Executive Officer and the only other executive officer whose compensation exceeded U.S. $100,000 in 1999:

                          SUMMARY COMPENSATION TABLE

                                                                                  Long Term Compensation
                                                                                  ----------------------
                  Annual Compensation                                    Awards                        Payouts
                                                                         -------------------------------------

----------------------------------------------------------------------------------------------------------------------------
     (a)           (b)           (c)          (d)           (e)          (f)           (g)          (h)           (i)
----------------------------------------------------------------------------------------------------------------------------

                                                              Other
          Name                                                Annual      Restricted    Securities              All Other
          and                                                Compen-        Stock       Underlying      LTIP     Compen-
       Principal           Year     Salary       Bonus        Sation        Awards       Options      Payouts     sation
        Position                     (US$)       (US$)        (US$)         (US$)          (#)         (US$)      (US$)
----------------------------------------------------------------------------------------------------------------------------
Gunter Gao                 1999       - -         - -          - -           - -           - -          - -        - -
                         ---------------------------------------------------------------------------------------------------
CEO,
President,
Director
----------------------------------------------------------------------------------------------------------------------------
William McKay   (1)        1999     118,750       - -        6,250 (2)       - -           - -          - -        - -
                         ---------------------------------------------------------------------------------------------------
Ex-CEO, Vice               1998     285,000       - -       15,000           - -           - -          - -       9,037
President,               ---------------------------------------------------------------------------------------------------
Director                   1997     285,000       - -          - -           - -           - -          - -        - -
                         ---------------------------------------------------------------------------------------------------
                           1996     284,327       - -          - -           - -         800,000        - -        - -
----------------------------------------------------------------------------------------------------------------------------

(1) As part of the arrangements with CFIUS, William McKay was removed as Chief Executive Officer, Vice President and Director of the Company effective as of May 6, 1999. Accordingly, the salary and with annual compensation was calculated on a time-apportionment basis up to April 30, 1999.

(2)  Consists of US$6,250 car allowance.

OPTIONS GRANTS IN 1999

     No stock options were granted in 1999.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

-----------------------------------------------------------------------------------------------------------------
           (a)              (b)                    (c)                    (d)                     (e)
-----------------------------------------------------------------------------------------------------------------
                                                                                                  Value of
                                                                 Number of Securities           Unexercised
                                                                      Underlying                In-the-Money
                                                                  Unexercised Options             Options
                                                                     at FY-End (#)          at FY-End ($) /(1)/
                      Shares Acquired
                        on Exercise         Value Realized           Exercisable/               Exercisable/
     Name                   (#)                  ($)                 Unexercisable             Unexercisable
-----------------------------------------------------------------------------------------------------------------
William McKay             - - -                - - -                320,000/480,000               - - - / - - -
-----------------------------------------------------------------------------------------------------------------

1. The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price at December 31, 1999. As of December 31, 1999, no options granted were in the money.

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

McKay, and pursuant to the Plan, the Company granted Mr. McKay options to purchase an aggregate of up to 800,000 shares of Common Stock of the Company. The options granted to Mr. McKay vested at the rate of 160,000 shares per each full year of Mr. McKay's employment under the Agreement. All unexercised options expire six years after the date on which such options vested, unless Mr. McKay first resigns or is terminated for cause as defined in his employment agreement. On May 6, 1999, as required by the CFIUS, Mr. McKay was removed as a director and executive officer of the Company. As of such date, Mr. McKay had vested options exercisable for 480,000 shares of Common Stock. He also had unexercisable options for an additional 320,000 shares. By the terms of his employment agreement, the options for the 320,000 shares which had not yet vested became null and void. Of the 480,000 options which had vested at the time of Mr. McKay's departure from the Company, 160,000 are exercisable at U.S. $6.65 per share, 160,000 are exercisable at U.S. $7.75 per share and the remaining 160,000 are exercisable at U.S. $9.25 per share.

    On July 1, 1996, the Compensation Committee of the Company also granted stock options to the following individuals on the following terms:

                       Vesting                   Exercise
                       Schedule -                Price/Share          Number
Option Holder          One year from:            (U.S.)               Option
-------------          --------------            -----------          -------
Roger Li               January 16, 1996          6.375                200,000
                       January 16, 1997          6.375                200,000
                       January 16, 1998          6.375                200,000
                                                                      -------
                                                                      600,000
                                                                      =======

As of December 31, 1999, no options were exercised or granted.

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

DIRECTOR COMPENSATION

     In 1999, no director is entitled to receive compensation in respect of his or her services as a director of the Company.

    The Company currently does not have a compensation committee because none of its executive officers now in office receive compensation from the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 28, 2000, the stock ownership of all persons known to own beneficially five percent (5%) or more of the voting securities of the Company, and all directors and executive officers of the Company, individually and as a group. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to shares beneficially owned and all addresses are in care of the Company. Beneficial ownership has been determined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

                                            Common Stock                          Series A Preferred
                                                                                  Stock

                                      Amount of Beneficial           Percent     Amount of Beneficial          Percent
                                      --------------------          --------     --------------------          -------
                                      Ownership                     of Class     Ownership                    of Class
                                      ---------                     --------     ---------                    --------

Name (Position)                        (# shares)                                %       (# shares)                  %
---------------                        ----------                                -       ----------                  -
Directors & Officers:
---------------------
Gunter Gao                                       12,339,900 (1)             46.6%                  36 (2)             100%
                                                            (3)

Roger Li Yuen Fai                                   600,000 (4)              4.1%                  --                  --

Directors & Executive Officers                   12,939,900                 47.8%                  36 (2)             100%
As A Group                                                                                            (3)
(4 persons)

5% Stockholders:
----------------
Sunbase International (Holdings) Limited         12,339,900 (1)             46.6%                  36 (2)             100%

Asean Capital Limited                            12,339,900 (1)             46.6%                  36 (2)             100%

The New China Hong Kong Limited                 1,311,100                    7.4%                  --         --

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

     The address of Mr. Gao and Messrs. Li, Chen and Lai is 19/F., First Pacific Bank Centre, 51-57 Gloucester Road, Wanchai, Hong Kong. The address of New China Hong Kong is 25/F., Bank of China Tower, 1 Garden Road, Hong Kong.

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

     Harbin Bearing and Harbin Precision have entered into leases (the "Ancillary Transport Equipment Lease" and the "Manufacturing Machinery Lease" together the "Leases"), covering all equipment and assets of the Bearing Factory relating to the bearing operations which were not contributed to the Company in the Restructuring. The Leases cover cars, trucks, machinery and equipment used in manufacturing, office administration and power generation and provide for total annual payments of RMB 25,530 (U.S.$ 3,076). Although the lease expired on December 31, 1998, Harbin Bearing is currently using the premises without renewal of the lease. At the expiration of the Manufacturing Machinery Lease in December 31, 2001, Harbin Precision has the right to either renew the lease or acquire the equipment.

     Harbin Bearing and Harbin Holdings have entered into a lease covering plants and buildings used in Harbin Bearing's business which were not contributed to Harbin Bearing in the restructuring (the "Plant Lease"). The Plant Lease provides for annual rent payments of RMB 3,751 (U.S.$ 452). Although the Plant Lease expired on December 31, 1998, Harbin Bearing is still currently using the premises under the same terms and conditions as the previous lease without renewal of the lease.

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

     See Note 20 of the Company's 1999 consolidated financial statements for more detailed information.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  The following are filed as part of this Form 10-K:


INDEX TO FINANCIAL STATEMENTS
SUNBASE ASIA, INC. AND SUBSIDIARIES CONSOLIDATED

 Report of Independent Auditor.............................................................................

 Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999.................................

 Consolidated Statements of Income for the years ended December 31, 1997, December 31, 1998 and December 31, 1999...................................................................................

 Consolidated Statements of Cash Flows for the years ended December 31, 1997, December 31,
  1998 and December 31, 1999...............................................................................

 Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31,
   1997, December 31, 1998 and December 31, 1999...........................................................

 Notes to Consolidated Financial Statements................................................................

INDEX TO EXHIBITS:

Exhibit No.
-----------

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

10.19  1995 Stock Option Plan. (5)

10.20 Form of Registration Rights Agreement relating to the Private Placement Shares. (5)

10.21 Employment Agreement dated as of August 1, 1996 between the Company and Billy Kan. (5)

10.22 Subscription Agreement (together with Form of Debentures and Guaranty) dated August 2, 1996 among China Bearing, Asean Capital, China International Bearing Holdings Limited, the Company, Southwest Products, Glory Mansion, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and Chine Investissement 2000. (5)

10.23 Settlement Agreement dated October 16, 1998, among China Bearing, Asean Capital, China International Bearing Holdings Limited, the Company, Southwest Products, Sunbase International, Extensive Resources, Glory Mansion, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and Chine Investissement 2000. (8)

10.24 Letter of O'Melveny & Myers to U.S. Department of the Treasury dated December 16, 1998, and reply letter of U.S. Department of the Treasury to O'Melveny & Myers dated December 17, 1998. (8)

10.25 Stock Purchase Agreement dated January 31, 2000, among William McKay, Southwest Products, the Company and Samuel T.Mok.

10.26 Supplemental Agreement (together with Settlement Agreement dated October 16, 1998) dated March 1, 2000 among China Bearing Holdings Limited, Asean Capital Limited, China International Bearing Holdings Limited, the Company, Southwest Products, Sunbase International (Holdings) Limited, Extensive Resources Limited, Glory Mansion Limited, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and Chine Investissement 2000.

10.27  First Amendment (together with Stock Purchase Agreement dated January 31,
       2000) dated February 10, 2000 among William McKay, Southwest Products, the Company and Samuel T.Mok.

10.28 Assignment of Rights (together with Stock Purchase Agreement dated January 31, 2000) dated March 24, 2000 among William McKay, Southwest Products, the Company and Samuel T. Mok.

10.29 Second Amendment (together with Stock Purchase Agreement dated January 31, 2000) dated April 10, 2000 among William McKay, Southwest Products, the Company and Samuel T.Mok.

10.30 Modification Agreement (together with Supplemental Agreement dated March 1, 2000) dated April 15, 2000 among China Bearing Holdings Limited, Asean Capital Limited, China International Bearing Holdings Limited, the Company, Southwest Products, Sunbase International (Holdings) Limited, Extensive Resources Limited, Glory Mansion Limited, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and Chine Investissement 2000.

Statement re computation of per share earnings

11.1   See Note 15 to the Company's consolidated financial statements.


Statement re computation of ratios

12.1   Statement re computation of ratios.


Annual report to security holders, Form 10-Q or quarterly report to security holders

13.1   None.


Letter re change in certifying accountant

16.1   None.


Letter re change in accounting principles

18.1   None.


Subsidiaries of the Company

21.1   Subsidiaries of the Company (7)


Published report regarding matters submitted to vote of security holders

22.1   None.

Consents of experts and counsel

23.1   None.


Power of attorney

24.1   None.


Financial Data Schedule

27.1   Financial Data Schedule for FY 1999.

27.2   Restated Financial Data Schedule for FY 1998.

27.3   Restated Financial Data Schedule for FY 1997.


Notes:

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

   (8) Filed with the Company' Form 10-K, dated June 10, 1999 and incorporated by reference herein.

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

                                         SUNBASE ASIA, INC.

Date: May 15  , 2000                     By: /s/ Gunter Gao
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

                                  SIGNATURES

Date: May 15, 2000                 By: /s/ Gunter Gao
                                   ------------------------------------------
                                   Gunter Gao, Chairman, President,
                                   Chief  Executive Officer, and Director




Date: May 15, 2000                 By: /s/ (Roger) Li Yuen Fai
                                   ------------------------------------------
                                   (Roger) Li Yuen Fai, Vice President
                                   Chief Financial Officer and Director




Date: May 15, 2000                 By: /s/ HongFei Chen
                                   ------------------------------------------
                                   HongFei Chen, Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                      Pages
                                                                      -----

SUNBASE ASIA, INC. AND SUBSIDIARIES:

 Report of the Independent Auditors                                       2

 Consolidated Balance Sheets as at December 31, 1998                    3-4
   and December 31, 1999

 Consolidated Statements of Operations for the years ended
   December 31, 1997, December 31, 1998 and December 31, 1999           5-6

 Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, December 31, 1998 and December 31, 1999           7-9

 Consolidated Statements of Changes in Shareholders'
   Equity for the years ended December 31, 1997,
   December 31, 1998 and December 31, 1999                               10

Notes to Consolidated Financial Statements                            11-44

                      REPORT OF THE INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
     Sunbase Asia, Inc.


     We have audited the accompanying consolidated balance sheets of Sunbase Asia, Inc. and its subsidiaries as of December 31, 1999 and 1998 and the related statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Sunbase Asia, Inc. and its subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that Sunbase Asia, Inc. and its subsidiaries (hereafter referred to as the "Group") will continue to operate as a going concern. As more fully described in note 2, the Group incurred a substantial consolidated net loss for the year ended December 31, 1999 which resulted in a negative cash flow position and a default in repayment of an installment loan during the year. These conditions raise substantial doubt about the Group's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.




ERNST & YOUNG
Hong Kong
May 12, 2000

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 1998
                             AND DECEMBER 31, 1999

      (Amounts in thousands, except number of shares and per share data)

                                         Notes      1998         1999          1999
                                                     RMB          RMB           US$
                                                  ---------    ---------      -------
ASSETS
Current assets
 Unrestricted cash and bank balances                 19,075        8,420        1,018
 Accounts receivable, net                    5      418,261      380,986       46,040
 Notes receivable                                     2,440        2,148          259
 Inventories, net                            6      572,176      448,121       54,153
 Other receivables                                   26,720       25,848        3,123
 Due from related companies                 20      283,538      192,589       23,273
                                                  ---------    ---------      -------
Total current assets                              1,322,210    1,058,112      127,866
Fixed assets                                 7      559,245      486,665       58,811
Net assets of discontinued operations        8       42,798       26,193        3,165
Deferred assets                              9        9,553            -            -
                                                  ---------    ---------      -------

Total assets                                      1,933,806    1,570,970      189,842
                                                  =========    =========      =======



                                                                   continued/...
             The accompanying notes form an integral part of these
                      consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 1998,
                       AND DECEMBER 31, 1999 (continued)

      (Amounts in thousands, except number of shares and per share data)

                                                     Notes      1998           1999          1999
                                                                 RMB           RMB           US$
                                                              ---------    ------------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short term bank loans                                  10      516,232        575,652       69,565
 Long term installment loan, current portion            13      117,239        115,797       13,993
 Interest payable on installment loan                   13            -          4,102          496
 Long term bank loans, current portion                  14      156,113        168,974       20,420
 Accounts payable                                               141,616        138,840       16,778
 Accrued liabilities and other payables                         150,939        178,916       21,621
 Short term obligations under capital leases            11       20,933         22,774        2,752
 Secured promissory note                              1,12       24,900         24,825        3,000
 Income tax payable                                      4       50,358         40,703        4,918
 Taxes other than income                                         30,417         75,140        9,081
 Due to related companies                               20       51,579         83,762       10,123
                                                              ---------      ---------     --------
Total current liabilities                                     1,260,326      1,429,485      172,747
Long term obligations under capital leases              11       47,550         24,777        2,994
Minority interests                                              330,409         97,596       11,794
                                                              ---------      ---------     --------
                                                              1,638,285      1,551,858      187,535
Shareholders' equity:
Common Stock, par value US$0.001 each,
 50,000,000 shares authorized;
 14,118,751 (1998: 13,652,084) issued,
   and fully paid-up                                  1,17          115            119           14
 Nil (1998: 466,667) shares issuable
   on debt restructuring                              1,17        2,905              -            -
Preferred Stock, par value US$0.001 each,
 25,000,000 shares authorized;
   Convertible Preferred Stock
     - Series A; 36 shares issued and outstanding     1,17       44,533         44,533        5,381
Contributed surplus                                     17      215,052        217,953       26,338
Reserves                                                18       28,002         28,052        3,389
Accumulated other comprehensive income                  19        1,247          1,377          166
Retained earnings/(accumulated losses)                            3,667       (272,922)     (32,981)
                                                              ---------      ---------     --------
Total shareholders' equity                                      295,521         19,112        2,307
                                                              ---------      ---------     --------

Total liabilities and shareholders' equity                    1,933,806      1,570,970      189,842
                                                              =========      =========     ========

             The accompanying notes form an integral part of these
                      consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1997, DECEMBER 31, 1998
                             AND DECEMBER 31, 1999

      (Amounts in thousands, except number of shares and per share data)

                                                 Notes          1997         1998         1999          1999
                                                                RMB          RMB          RMB           US$
                                                                ---          ---          ---           ----
Continuing operations
Net sales to
  - third parties                                             525,802      436,424      445,804        53,874
  - related parties                               20          171,373       38,886       22,283         2,693
                                                            ---------    ---------    ---------     ---------
                                                              697,175      475,310      468,087        56,567
Cost of sales
  - third parties                                            (463,296)    (344,456)    (440,638)      (53,249)
  - related parties                               20          (15,793)     (18,469)     (22,292)       (2,694)
                                                            ---------    ---------    ---------     ---------
                                                             (479,089)    (362,925)    (462,930)      (55,943)

Provisions on inventories                         6           (30,600)    (100,600)     (79,000)       (9,547)
                                                            ---------    ---------    ---------     ---------

Gross profit/(loss)                                           187,486       11,785      (73,843)       (8,923)
                                                            ---------    ---------    ---------     ---------

Selling, general and administrative
  expenses
  - third parties                                             (67,478)     (67,761)    (118,117)      (14,274)
  - related parties                               20           (9,423)     (14,772)      (2,826)         (341)
                                                            ---------    ---------    ---------     ---------
                                                              (76,901)     (82,533)    (120,943)      (14,615)
Interest expense, net
  - third parties                                             (59,472)     (64,389)     (61,524)       (7,435)
  - related parties                               20           (7,723)      (2,255)        (469)          (57)
                                                            ---------    ---------    ---------     ---------
                                                              (67,195)     (66,644)     (61,993)       (7,492)

Provisions on accounts receivable                 5           (16,262)     (31,961)    (136,170)      (16,456)
Provisions on other receivables                                     -      (12,404)      (3,729)         (450)
Provisions on balances due from
   related companies                              20                -      (49,000)     (79,000)       (9,547)
Provision on impairment of fixed assets                             -            -      (15,000)       (1,813)
Write-off of the deposit with
  a financial institution                                           -      (23,750)           -             -
                                                            ---------    ---------    ---------     ---------

Income/(loss) before income taxes                              27,128     (254,507)    (490,678)      (59,296)
                                                            ---------    ---------    ---------     ---------

                                                                   continued/...

             The accompanying notes form an integral part of these
                       consolidated financial statements

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1997, DECEMBER 31, 1998
                       AND DECEMBER 31, 1999 (continued)

      (Amounts in thousands, except number of shares and per share data)

                                                       Notes           1997         1998         1999          1999
                                                                        RMB          RMB          RMB           US$
                                                                        ---          ---          ---           ---
Income/(loss) before income taxes                                    27,128     (254,507)    (490,678)      (59,296)

Provision for income taxes                               4           (7,584)           -            -             -
                                                                 ----------   ----------   ----------    ----------

Income/(loss) before minority interests                              19,544     (254,507)    (490,678)      (59,296)

Minority interests                                                  (21,006)     111,081      232,813        28,135
                                                                 ----------   ----------   ----------    ----------

Loss from continuing operations                                      (1,462)    (143,426)    (257,865)      (31,161)


Net loss from discontinued
   operations, net of income taxes
   of RMB7, RMB215 and RMB7 for
   the years ended December 31, 1997,
   1998 and 1999, respectively                           8           (2,722)      (2,958)     (18,674)       (2,257)
                                                                 ----------   ----------   ----------    ----------
                                                                     (4,184)    (146,384)    (276,539)      (33,418)
                                                                 ==========   ==========   ==========    ==========

Net loss per common share:

Basic and diluted loss from
  continuing operations                                  15           (0.12)      (10.46)      (18.26)        (2.20)
Basic and diluted loss from
  discontinued operations                                15           (0.21)       (0.21)       (1.32)        (0.17)
                                                                 ----------   ----------   ----------    ----------

Basic and diluted net loss                               15           (0.33)      (10.67)      (19.18)        (2.37)
                                                                 ==========   ==========   ==========    ==========



             The accompanying notes form an integral part of these
                      consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1997, DECEMBER 31, 1998
                             AND DECEMBER 31, 1999

                            (Amounts in thousands)

                                                       1997             1998            1999            1999
                                                        RMB              RMB             RMB             US$
Cash flows from operating activities:
  Net loss                                             (4,184)        (146,384)       (276,539)       (33,418)
Adjustments to reconcile income to net
  cash provided by operating activities from
  continuing operations:
Minority interests                                     21,006         (111,081)       (232,813)       (28,135)
Share of net losses from discontinued
  operations, net of income tax                             -            2,958          18,674          2,257
Depreciation                                           70,738           75,040          78,737          9,515
Provision for impairment losses on fixed
  assets                                                    -                -          15,000          1,812
Loss/(gain) on disposal of fixed assets                 1,283           (1,349)          3,066            370
Write-off of deferred VAT receivable                        -                -           5,911            714
Amortization of goodwill                                  827                -               -              -
Amortization of present value discount
  on deferred asset                                      (783)            (782)              -              -
Amortization of deferred debenture issue
  expenses                                              1,318            1,969               -              -

Decrease/(increase) in assets:
Accounts receivable                                  (166,609)          55,873          37,275          4,505
Notes receivable                                        9,022            3,750             292             35
Inventories                                              (808)        (105,262)        124,055         14,992
Other receivables                                      29,745           13,125             872            105
Due from related companies                            (56,657)         (23,039)         89,864         10,859
Deferred assets                                             -            3,643               -              -

Increase/(decrease) in liabilities:
Accounts payable                                      (36,325)          26,907          (2,776)          (335)
Notes payable                                          (2,800)               -               -              -
Interest payable on convertible debentures             17,153                -               -              -
Accrued liabilities and other payables                 58,839           42,635           7,045            851
Income tax payable                                     12,024              (34)         (9,655)        (1,167)
Taxes other than income                                21,033           (8,474)         48,365          5,846
Due to related companies                              (14,415)          32,850          32,183          3,890
                                                     --------         --------        --------        -------
Net cash used in operating
  activities from continuing operations               (39,593)        (137,655)        (60,444)        (7,304)


                                                                   continued/...

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1997, DECEMBER 31, 1998
                             AND DECEMBER 31, 1999

                            (Amounts in thousands)

                                                            1997            1998            1999         1999
                                                             RMB             RMB             RMB          US$

Cash flows from investing activities:
Increase in restricted bank deposit                         15,189               -              -             -
Proceeds from disposal of fixed assets                         525           2,196            521            63
Additions to fixed assets                                  (48,287)        (16,586)       (24,744)       (2,990)
Receivable from disposal of
  an investment                                             13,419               -              -             -
Decrease/(increase) in due from related
  companies                                                (38,091)         39,524          1,085           132
Advances to subsidiary proposed for disposal                     -          (3,901)        (2,069)         (250)
                                                          --------        --------       --------       -------
Net cash provided by/(used in) investing
  activities                                               (57,245)         21,233        (25,207)       (3,045)
                                                          --------        --------       --------       -------

Cash flows from financing activities:
Proceeds from short term bank loans                        665,373         630,477        684,280        82,692
Repayment of short term bank loans                        (588,817)       (549,648)      (624,860)      (75,512)
Repayment of installment loans                                   -           4,659         (1,442)         (174)
Interest payable or installment loan                             -               -          4,102           495
Proceeds from long term bank loans                          11,136          11,336         12,861         1,555
                                                          --------        --------       --------       -------
Net cash provided by financing activities                   87,692          96,824         74,941         9,056
                                                          --------        --------       --------       -------
Net decrease in cash and
  cash equivalents                                          (9,146)        (19,598)       (10,710)       (1,293)
Translation differences                                          -               -             55             6
Cash and cash equivalents, at beginning
  of year                                                   48,489          39,343         19,075         2,305
Cash and cash equivalents from subsidiary
  proposed for disposal, at beginning
  of year                                                         -           (670)             -             -
                                                          --------        --------       --------       -------
                                                            48,489          38,673         19,075         2,305
                                                          --------        --------       --------       -------

Cash and cash equivalents, at end of year                   39,343          19,075          8,420         1,018
                                                          ========        ========       ========       =======


                                                                   continued/...

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1997, DECEMBER 31, 1998
                       AND DECEMBER 31, 1999 (continued)

                            (Amounts in thousands)

                                          1997       1998    1999    1999
                                           RMB       RMB      RMB     US$
                                           ---       ---      ---     ---
Income taxes paid                              -    1,737    9,655   1,167

Interest paid
 (net of amounts capitalized in the
 fixed assets)                            64,748   52,628   65,128   7,870

Non-cash transactions:

Financing lease arrangements              18,788   18,788   17,587   2,125
                                          ======   ======   ======   =====

             The accompanying notes form an integral part of these
                      consolidated financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1997, DECEMBER 31, 1998
                             AND DECEMBER 31, 1999

                (Amounts in thousands, except number of shares)

                                                                                                       Accumu-
                                                    Shares                                              lated    Retained
                              Number               issuable                                             other   earnings/
                             of issued   Issued    on debt              Preferred   Contri             compre-   (accumu-
                              common     common      re-                  stock     -buted             hensive    lated
                               stock     stock   structuring  Series A   Series B   surplus  Reserves  income    losses)     Total
                                          RMB        RMB        RMB        RMB        RMB      RMB       RMB       RMB        RMB
Balance at January 1,
 1997                       12,700,109      107            -   44,533     28,288   186,772    27,866    1,247    154,371    443,184
Reverse stock split
 (note 1)                           33        -            -        -          -         -         -        -          -          -
Net comprehensive
 loss                                -        -            -        -          -         -         -        -     (4,184)    (4,184)
Appropriation to
 reserves (note 18)                  -        -            -        -          -         -       105        -       (105)         -
                            ----------   ------  -----------   ------  ---------   -------  --------  -------  ---------   --------
Balance at December 31,
 1997                       12,700,142      107            -   44,533     28,288   186,772    27,971    1,247    150,082    439,000
Net comprehensive
 loss                                -        -                     -          -         -         -        -   (146,384)  (146,384)
Conversion from
 Series B shares
 (note 1, 17)                  987,004        8            -        -    (28,288)   28,280         -        -          -          -
Reverse stock split
 (note 1)                            4        -            -        -          -         -         -        -          -          -
Reversal of common
 stocks in respect of
 Series A Warrants
 (note 1)                      (35,066)       -            -        -          -         -         -        -          -          -
Shares issuable on
 debt restructuring
 (note1)                             -        -        2,905        -          -         -         -        -          -      2,905
Appropriation to
 reserves (note 18)                  -        -            -        -          -         -        31        -        (31)         -
                            ----------   ------  -----------   ------  ---------   -------  --------  -------  ---------   --------


Balance at December 31,
 1998                       13,652,084      115        2,905   44,533          -   215,052    28,002    1,247      3,667    295,521
Shares issued on debt
 restructuring (note 1)        466,667        4       (2,905)       -          -     2,901         -        -          -          -
Net comprehensive
 income/(loss)                       -        -            -        -          -         -         -      130   (276,539)  (276,409)
Appropriation to
 reserves (note 18)                  -        -            -        -          -         -        50        -        (50)         -
                            ----------   ------  -----------   ------  ---------   -------  --------  -------  ---------   --------
Balance at December 31,
 1999                       14,118,751      119            -   44,533          -   217,953    28,052    1,377   (272,922)    19,112
                            ==========   ======  ===========   ======  =========   =======  ========  =======  =========   ========

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

          Sunbase Asia, Inc. ("the Company") entered into a share exchange agreement ("Share Exchange Agreement") with Asean Capital Limited ("Asean Capital") on December 2, 1994. Pursuant to the Share Exchange Agreement and certain subsequent changes thereto, as agreed between the Company and Asean Capital, and further to a board resolution of the Company on March 31, 1995, the Company issued 10,261,000 common stock shares, 36 shares of Series A convertible preferred stock and a US$5 million secured promissory note to Asean Capital in exchange for the entire issued share capital of China Bearing Holdings Limited ("China Bearing"). This transaction has been treated as a recapitalization of China Bearing with China Bearing as the acquirer (reverse acquisition). The total number of common stock shares outstanding subsequent to this arrangement was 11,700,063. Included in the new issued common stocks were 35,066 shares which were deemed to be converted by the Series A Warrants (the "Warrants") issued to the warrant holders without consideration. As the Warrants expired on June 30, 1998, and no such Warrants were exercised during the years ended December 31, 1998, such shares of common stock were reversed during the year ended 31 December 1998.

          China Bearing is a holding company which was established to acquire a 100% interest in China International Bearing (Holdings) Company Limited ("China International"). China International was incorporated in Hong Kong as the holding company of Harbin Xinhengli Development Co. Ltd. ("Harbin Xinhengli") and Harbin Sunbase Development Co. Ltd. ("Harbin Sunbase"), Sino-foreign equity joint ventures in the People's Republic of China ("China" or the "PRC") established to acquire, in aggregate, a 51.6% interest in Harbin Bearing Company Limited ("Harbin Bearing"), which is a joint stock limited company established in China under the Trial Measures on Share Companies and the Opinion on the Standardization of Joint Stock Companies promulgated by the State Council of China and the successor to the manufacturing operations of Harbin Bearing General Factory, a Chinese state-owned enterprise established in 1950.

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

          Pursuant to the Reorganization Agreement, a wholly-owned subsidiary of the Company was incorporated for the purpose of merging with Southwest pursuant to a separate merger agreement. In connection with the merger, the Company issued an aggregate of 6,800 shares of Series B convertible preferred stock ("Series B stock") to the then shareholders of Southwest or their designates. As preferred shares, the shares carry 100 votes per share and are entitled to the same dividend as the common shareholders on the basis as if the preferred shares had been converted to common stock shares at the conversion rate as noted above. At the option of the Series B stockholders, the stock may be redeemed at US$500 per Series B share by the Company from the proceeds of the next permanent equity offering, the net proceeds of which will be designated for such redemption. Any shares not so redeemed will automatically be converted into common stock shares on the date and in accordance with the formula set forth below. If the aforesaid public offering or the redemption are not effected within two years from the date of issue of the Series B stock, the stock will automatically be converted into common stock on the first business day after the expiry of the two-year period of the Reorganisation Agreement, which was on January 19, 1998. Pursuant to the Reorganization Agreement, the number of shares of common stock converted from the Series B shares are based on US$500 per Series B shares divided by the lesser of (a) US$5.00 or
     (b) the "Average Closing Price" of the common stock of the Company.
     Average Closing Price is defined as the closing market prices of the most recent 60 trading days, with 45 of which traded at a minimum of 2,000 shares. As at January 19, 1998, the entire 6,800 shares of Series B stocks were automatically converted into 987,004 shares of common stock according to the conditions as set out above. Thereafter, no preferred Series B shares were outstanding at December 31, 1998.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

          On October 16, 1998, the Company, certain of its subsidiaries and Asean Capital entered into a settlement agreement ("Settlement Agreement") with the investors of the convertible debentures ("Debenture Holders"). This Settlement Agreement was entered into connection with the replacement of the US$11,500 convertible debentures ("Convertible Debentures") issued by China Bearing to the Debenture Holders on August 23, 1996, by an installment loan ("Installment Loan") as further explained in Note 13 to the financial statements. Pursuant to one of the conditions set out in the Settlement Agreement, the Company agreed to issue an additional 466,667 shares of common stock with par value of US$0.001 (RMB0.083) per share in favour of the Debenture Holders, within 90 days. Such common stocks were issued on January 14, 1999. The fair value of these additional shares, being the market price of Company's common stock at the date of the Settlement Agreement, was accounted for as the issuable shares on debt restructuring in the balance sheet at December 31, 1998. Such shares were issued during the year, the respective share premium of RMB2,901 had been credited to the reserves.

          During the year ended December 31, 1998, a review was undertaken by the Committee on Foreign Investment in the United States (CFIUS) which is more fully explained in note 8. On December 26, 1998, the Company informed CFIUS that it intended to divest Southwest. The Company has appointed a US citizen, as trustee (the "Trustee"), pursuant to a Voting Trust Agreement dated December 31, 1998 (the "Voting Trust Agreement") between the Company, Southwest and the Trustee to act as the director of Southwest to manage and operate Southwest.

           Subsequent to the balance sheet date on January 31, 2000, the Company entered into a Stock Purchase Agreement with a former director, William McKay ("Stock Purchase Agreement"). On March 24, 2000, Mr McKay assigned his rights under the Stock Purchase Agreement to McKay, Brothers & Horany Acquisition Corp. Pursuant to the Stock Purchase Agreement, on April 28, 2000, the Company sold its entire interest in Southwest to McKay, Brothers & Horany Acquisition Corp. for cash consideration of US$3,500. Upon the sale Southwest, the Company terminated the trust arrangement with the Trustee for Southwest. Accordingly, the results of Southwest for the years ended December 31, 1998 and 1999 have been accounted for as a discontinued operation.

         In addition, 46, 33, 4 and nil shares of common stock were issued from a reverse stock split for the years ended December 31, 1996, 1997, 1998 and 1999, respectively.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


2.   BASIS OF PRESENTATION

     Fundamental uncertainty
     -----------------------

          The Company and its subsidiaries (hereafter referred to as the "Group") sustained a consolidated net loss after minority interests of RMB276,539 for the year ended December 31, 1999 (1998: loss of RMB146,384; 1997: loss of RMB4,184). As a result, the Company had sustained a substantial increase in accumulated losses to RMB272,922 (1998: retained earnings of RMB3,677; 1997: retained earnings of RMB150,082) as at that date. In the light of the substantial losses incurred, the Company experienced negative cash flows during the year in sustaining its existing operations as well as repaying its existing bank and installment loans which amounted to an aggregate balances of RMB864,525 as at December 31, 1999. This has resulted in a default in repayment of the Installment Loan since March 1999. Accordingly, the board of directors of the Company recognized that immediate remedial actions should be taken in order to enable the Group to continue its operations as a going concern. In this regard, the directors have adopted the following measures to improve the financial position, cash flows, profitability and operations of the Group:

     (a)  Disposal of Southwest

          Pursuant to a resolution dated December 16, 1998, the board of directors decided to dispose of Southwest and subsequently on January 31, 2000, the Company entered into a Stock Purchase Agreement, as mentioned above, with McKay, Brothers & Horany Acquisition Corp., a company which is beneficially owned by a former director of the Company, Mr. William McKay. Pursuant to the Stock Purchase Agreement, the Company agreed to sell the entire beneficial interest in Southwest to Mr. William McKay with a consideration of US$3,500, of which US$165 was incurred as expenditure of all relating professional fees. Accordingly, the net proceeds received by the Company was US$3,335 which was used to repay certain debt of the Group, as detailed in note (b) below. Such sale was completed on April 28, 2000.

     (b)  Negotiation on the revision of the terms of the Installment Loan

          The Group has been conducting negotiations with the creditors of the Installment Loan (the "Creditors") in relation to the event of default in repayment of the Installment Loan since March 1999. On March 1, 2000, the Company entered into a supplemental agreement to the Settlement Agreement ("Supplemental Agreement") with the Creditors. Pursuant to the Supplemental Agreement, the Group promised, upon the receipt of the consideration from the disposal of Southwest as mentioned in (a) above, to pay US$2,600 for the partial settlement of the overdue portion of the Installment Loan and the Creditors agreed that the remaining undue portion of the Installment Loan is repayable on schedule as originally set out in the Settlement Agreement (details of Settlement Agreement refer to note 13 to the financial statements). The repayment of US$2,600 was made on April 28, 2000. The Group is conducting further negotiations with the Creditors as to the possible restructuring of the Installment Loan.

     (c)  Renewal of PRC bank loans

          In the past the Group has been allowed by the PRC bankers to roll over the loans due for repayment. Accordingly, consistent with previous years, the directors believe that the existing bank loans will be renewed in the forthcoming year.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


2.   BASIS OF PRESENTATION (continued)

     Fundamental uncertainty (continued)
     -----------------------

     (c)  Renewal of PRC bank loans

          In the past the Group has been allowed by the PRC bankers to roll over the loans due for repayment. Accordingly, consistent with previous years, the directors believe that the existing bank loans will be renewed in the forthcoming year.

     (d)  Operational and improved profitability measures

          The directors have been implementing certain measures designed to further restore the Group's financial strength. Such measures include, inter-alia:

          i) the rationalization of overheads which comprises certain cost cutting measures;

          ii)   the revision of its pricing policy to boost sales;

          iii) active negotiations with existing and new bankers for new banking facilities;

          iv)   tighter credit controls over debts collections;

          v) active negotiations with existing raw material suppliers to obtain longer credit terms; and

          vi)   the exploration of new clientele in other provinces in the PRC.

     (e)  Restructuring of the Group

          The directors are evaluating the Group's business strategy which may involve an alliance with a strategic partner, reorganization of the Group's operations and/or divestiture of its bearing manufacturing assets and to diversify into other lines of business in the PRC.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


2.   BASIS OF PRESENTATION (continued)

     Fundamental uncertainty (continued)
     -----------------------

          Upon the completion of the disposal of Southwest as mentioned in (a) and the execution of the Supplemental Agreement as mentioned in (b), above, the Group could retained a net receipt of US$735 as additional working capital of the Group, to ease out the negative cash flows. After taking into account the existing banking facilities, and subject to the successful negotiation with the creditors of the Installment Loan to reach a workable solution, the directors believe that the Group will have sufficient working capital for its current requirements for a period of one year after the balance sheet date. Accordingly, the financial statements have been prepared on a going concern basis.

     Basis of consolidation
     ----------------------

          These consolidated financial statements incorporate the results of operations of the Group for the three-year period ended December 31, 1999. All material intra-group transactions and balances have been eliminated on consolidation.

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

     .    Deferred tax.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Amounts in thousands, unless otherwise stated and
                  except number of shares and per share data)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The financial information has been prepared in Renminbi (RMB), the national currency of China. Solely for the convenience of the readers, certain elements of these financial statements have been translated into United States dollars prevailing at the People's Bank of China on December 31, 1999 which was US$1.00 = RMB8.275. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or any other certain rate on December 31, 1999.

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

          (e)  Income taxes

          The income taxes reflect the accounting standard in Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes".


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

          The Company's share capital is denominated in United States dollars and the reporting currency is Renminbi. For financial reporting purposes, the United States dollars share capital amounts have been translated into Renminbi at the applicable rates prevailing on the dates of receipt.

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

          Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Rentals applicable to such operating leases are charged to the profit and loss account on the straight-line basis over the lease terms.

          (h)  Goodwill

          Goodwill represents the excess of the consideration paid for the purchase of a subsidiary over the fair value of the net assets of businesses acquired and is being amortized over a fifteen-year period. The carrying value of goodwill is assessed on an ongoing basis and provision is made to the extent that there is permanent diminution in value.

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

          (k)  Comprehensive income

          The Group adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") in 1999, which established standards for the report and display of comprehensive income/loss and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income/loss. Comprehensive income/loss is reported in the consolidated statements of shareholders' equity.

          (l)  Segment and related information

          In 1998, the Group adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131"), which established standards for the way that information about operating segments is reported. SFAS 131 also established standards for related disclosures about products and services, geographical areas and major customers. The information for 1997 has been revised to conform to SFAS 131.

          (m)  Long-lived assets

          Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires impairment losses be recognized for long-lived assets, whether these assets are held for disposal or continue to be used in operations, when indicators of impairment are present and the fair values of these assets are estimated to be less than their carrying amounts.

          (n)  Comparative amounts

               Certain comparative amounts have been reclassified to conform with the current year presentation.

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

          China International was incorporated under the Hong Kong Companies Ordinance and under the current Hong Kong tax law, therefore any income arising in and deriving from businesses carried on in Hong Kong will be subject to tax. No tax will be charged on dividends received and capital gains earned.

          Harbin Xinhengli and Harbin Sunbase are subject to Chinese income taxes at the applicable tax rates of 30% for Sino-foreign equity joint venture enterprises. Dividends received from the joint venture enterprises by China Bearing are exempt from any Chinese income taxes.

          The applicable tax rate for joint stock limited enterprises in China is 33%, which is levied on the taxable income as reported in the statutory accounts adjusted for taxation in accordance with the relevant income tax laws applicable to joint stock limited enterprises. The income of Harbin Bearing, being a joint stock limited company registered in the Special Economic and Technological Development Zone in the Municipal City of Harbin, is normally subject to a maximum income tax rate of 20%. Pursuant to the same income tax basis applicable to the Special Economic and Technological Development Zone, Harbin Bearing has been designated a high technology production enterprise and is entitled to a special income tax rate of 15%.

          The Company has undertaken not to require China Bearing to make any distribution of dividends and the directors of Harbin Xinhengli and Harbin Sunbase have decided not to distribute any dividend income related to income earned for the year received from Harbin Bearing outside of China. As a result, deferred income taxes have not been accrued in the financial statements in respect of income distributions. At December 31, 1998 and 1999, no undistributable earnings of the Chinese subsidiaries of the Group as accumulated losses were carried forward.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


4.   INCOME TAXES (continued)

     The reconciliation of provision/(benefit) for income tax computed at the PRC statutory tax rate applicable to the Group to income tax expense is as follows:

                                                                Year ended December 31,
                                                         1997            1998           1999
                                                          RMB             RMB            RMB
     PRC statutory tax rate                                   15%              15%           15%

     Computed expected tax/(benefit)                       4,069          (38,171)      (73,595)
     Net increase of valuation allowance                       -           34,004        73,085
     Non-deductible losses                                 3,515            4,167           510
                                                         -------          -------       -------

     Income tax expense for the year                       7,584                -             -
                                                         =======          =======       =======

     The deferred tax asset of the Group at December 31, 1998 and 1999 is comprised of the following:

                                                       December 31,    December 31,
                                                               1998            1999
                                                                RMB             RMB
      Deferred tax asset:
       Net operating loss carry-forwards                     34,004         107,089
       Less: Valuation allowance for deferred tax asset     (34,004)       (107,089)
                                                           --------        --------

                                                                 --              --
                                                           ========        ========

          Net operating losses were carried forward from Harbin Bearing. As Harbin Bearing had substantial losses during the years ended December 31, 1999, utilization of deferred tax benefits will depend on the profitability of these operations in future years. The Company believes that a valuation allowance covering 100% of its deferred tax assets is appropriate in the circumstances.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


5.   ACCOUNTS RECEIVABLE

     Accounts receivable comprise:

                                                                  December 31,
                                                               1998          1999
                                                                RMB           RMB
     Accounts receivable - trade                            485,104       583,999
     Less: Allowance for doubtful debts                     (66,843)     (203,013)
                                                           --------      --------

     Accounts receivable, net                               418,261       380,986
                                                           ========      ========

                                                                     December 31,
                                                           1997          1998           1999
                                                            RMB           RMB            RMB
     Movement of allowance for doubtful debts:
       Balance as at January 1,                          17,925        34,882         66,843
       Provided during the year                          17,040        31,961        136,170
                                                       --------      --------      ---------

      Balance as at December 31,                         34,965        66,843        203,013
                                                       ========      ========      =========


6.   INVENTORIES

     Inventories comprise:

                                                                  December 31,
                                                               1998          1999
                                                                RMB           RMB
     Raw materials                                          148,470       120,515
     Work in progress                                       140,238       126,888
     Finished goods                                         419,668       412,018
                                                           --------      --------

                                                            708,376       659,421
     Less: Provision                                       (136,200)     (211,300)
                                                           --------      --------

     Inventories, net                                       572,176       448,121
                                                           ========      ========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


6.   INVENTORIES (continued)


                                                                  December 31,
                                                        1997         1998         1999
                                                         RMB          RMB          RMB
     Movement of inventory provision:
       Balance as at January 1,                        5,415       35,600      136,200
       Provided during the year                       33,255      100,600       79,000
       Obsolete inventories sold during the year           -            -       (3,900)
                                                      ------      -------      -------

       Balance as at December 31,                     38,670      136,200      211,300
                                                      ======      =======      =======


7.   FIXED ASSETS

                                                                             December 31,
                                                                         1998           1999
                                                                          RMB            RMB
     Buildings                                                         83,790         94,964
     Machinery and equipment                                          572,396        594,835
     Motor vehicles                                                    22,065         20,276
     Furniture, fixtures and office equipment                           6,611          8,254
     Construction in progress                                         141,766        114,456
                                                                     --------       --------

                                                                      826,628        832,785
     Less: Accumulated depreciation                                  (267,383)      (331,120)
                                                                     --------       --------

                                                                      559,245        501,665
     Less: Provision for impairment                                         -        (15,000)
                                                                     --------       --------

                                                                      559,245        486,665
                                                                     ========       ========

          The total amount of interest capitalized during the year and included in the above fixed assets is RMB7,248 (1998: RMB3,892 and 1997: RMB18,207).

          During the year, the Group made a provision for impairment amounting to RMB15,000 to write down the Group's long lived assets, fixed assets, to their fair value at December 31, 1999. The fair value of the fixed assets is determined by the Company's directors based on the future usage of the fixed assets and the possible disposal value of such assets.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)

7.   FIXED ASSETS (continued)

               The Group's buildings are located in the PRC and the land on which the Group's buildings are situated is State-owned.

               The gross amounts of assets recorded under capital leases and the accumulated depreciation are analyzed as follows:

                                                    1998       1999
                                                    RMB         RMB

     Machinery and equipment                       150,337    150,337
     Motor vehicles                                  4,181      4,181
     Furniture, fixtures and office equipment          927        927
                                                  --------   --------

                                                   155,445    155,445
     Less: Accumulated depreciation                (99,069)  (117,861)
                                                  --------   --------

                                                    56,376     37,584
                                                  ========   ========

8.   DISCONTINUED OPERATIONS

                                                                       1998      1999
                                                                       RMB        RMB

     Cost of investment                                               28,288     28,288
     Share of accumulated losses of the unconsolidated subsidiary    (15,160)   (33,834)
                                                                     -------    -------
     Net carrying value                                               13,128     (5,546)
     Due from the unconsolidated subsidiary                           29,670     31,739
                                                                     -------    -------

                                                                      42,798     26,193
                                                                     =======    =======

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


8.   DISCONTINUED OPERATIONS (continued)

          The entering of the Stock Purchase Agreement by the Company for the sale of Southwest gave rise to the disposal of a segment of a business in accordance with the APB 30. The segment that was held for disposal was all identified as the net assets of Southwest. Pursuant to the Stock Purchase Agreement, the disposal of Southwest was completed in April 2000. The net assets of Southwest at December 31, 1998 and 1999 were as follows:

                                                    1998          1999
                                                     RMB          RMB

     Cash and bank balances                           3,724         1,248
     Inventories                                     11,208        16,819
     Accounts receivable                              8,061         3,413
     Prepayment, deposit and other receivable           301           199
                                                    -------       -------
     Current assets                                  23,294        21,679
     Property, plant and equipment, net              13,150        11,849
     Goodwill *                                       9,928             -
     Long term investment                               428           151
                                                    -------       -------
     Total assets                                    46,800        33,679
                                                    -------       -------

     Accounts payable                                (7,117)       (2,225)
     Other payable                                   (2,730)       (5,178)
     Taxes other than income                            (56)          (76)
     Income taxes                                      (488)           (7)
     Due to holding company                         (29,670)      (31,739)
                                                    -------       -------
     Current liabilities                            (33,672)      (39,225)
                                                    -------       -------

     Net assets/(deficiency in assets)
       at December 31, 1998 and 1999                 13,128        (5,546)
                                                    =======       =======

     *  Goodwill of Southwest comprised:
        Cost                                         10,760        10,760
        Less : Amortisation                            (832)         (832)
        Less: Write off                                   -        (9,928)
                                                    -------       -------
                                                      9,928             -
                                                    =======       =======

     The net sales of Southwest for the three years ended December 31, 1997, 1998 and 1999 were RMB44,521, RMB44,595 and RMB37,613 respectively.

     In 1998, the directors estimated that the net proceeds from the disposal of Southwest would cover the net assets and future operating losses of Southwest. However, due to the final consideration of this disposal as referred to the Stock Purchase Agreement was lower than that previously predicted by the directors, consequently, a write off of the goodwill of Southwest was resulted in order to write down the carrying value of Southwest to the approximate realizable value. The operating loss of Southwest for the year ended December 31, 1999 was RMB8,746.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


8.   DISCONTINUED OPERATIONS (continued)

     Pursuant to the Stock Purchase Agreement, the Company received net proceeds of approximately US$3,335, being the gross consideration of US$3,500 less US$165 of relating to professional fees incurred for the sale transaction, upon the completion subsequent to the balance sheet date in April 2000. The Group retained a share of Southwest's net assets amounting to RMB26,193 (US$3,165) at the balance sheet date, which did not exceed the net proceeds of US$3,335, and consequently no anticipated loss on disposal of Southwest was noted. Accordingly, no provision for loss on this disposal was made during the year ended December 31, 1999.


9.   DEFERRED ASSETS

                                                         December 31,
                                                       1998       1999
                                                        RMB        RMB

     Deferred valued-added tax ("VAT") receivable      38,860     38,860
      Less: Offset against VAT payable                (29,307)   (32,949)
                                                      -------    -------
                                                        9,553      5,911
      Less: Write off                                       -     (5,911)
                                                      -------    -------
                                                        9,553          -
                                                      -------    -------

     Deferred debenture issue expenses                  3,733      3,733
      Less: Amortization                               (3,733)    (3,733)
                                                      -------    -------
                                                            -          -
                                                      -------    -------

                                                        9,553          -
                                                      =======    =======

          The deferred VAT receivable arose from the introduction of the new PRC VAT system on January 1, 1994. This asset was calculated and accounted for in accordance with a governmental directive by applying the 14% VAT rate to certain inventory values as at December 31, 1993, with the effect of reducing the value of certain opening inventories of Harbin Bearing as at January 1, 1994 by the same amount. A detailed directive regarding the utilization of the deferred VAT receivable was issued in May 1995 by the Ministry of Finance and the State General Tax Bureau, pursuant to which the Group was permitted to offset the balance of RMB38,860 against its VAT payable within a period of five years starting from January 1, 1995. Accordingly, a discount has been applied using Harbin Bearing's average borrowing rate over the estimated period of recovery. The provision for the net present value discount was fully amortized for the four years ended December 31, 1998. Because there is no offsetting allowable from January 1, 2000, the net balance of RMB5,911 at December 31, 1999 not yet offset against the VAT payable has been fully written off to income statement for the year ended December 31, 1999.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


9.   DEFERRED ASSETS (continued)

          Deferred debenture issue expenses represented costs incurred for the issue of convertible debentures on August 23, 1996. The total amount of deferred expenses incurred of RMB3,733 were amortized over the terms of the debentures of three years. On October 16, 1998, pursuant to the Settlement Agreement entered into between the Group and the Debenture Holders, the Debenture Holders agreed not to exercise their rights in accordance with the terms and conditions of the Subscription Agreement and to replace the convertible debentures by the Installment Loan. Accordingly, all of the remaining unamortized deferred debenture issue expenses were written off during the year ended December 31, 1998.


10.  SHORT TERM BANK LOANS

          The short term bank loans bore interest at a weighted average rate of 8.588% and 8.085% per annum as at December 31, 1998 and 1999 respectively, and were repayable within one year.


11.  OBLIGATIONS AND COMMITMENTS

          (a)  Obligations under capital leases

          Harbin Bearing leases machinery and equipment, furniture, fixtures and office equipment and motor vehicles from Harbin Precision Machinery Manufacturing Company ("Harbin Precision"), a company wholly-owned by Harbin Bearing Holdings Company ("Harbin Holdings"), a separately established enterprise under the supervision and control of the Machine Bureau, which received 33.3% of the new shares of Harbin Bearing. These leases are accounted for as capital leases which have lease terms ranging from five to eight years.

          The lease obligations for the machinery and equipment, furniture, fixtures and office equipment and motor vehicles have an implicit annual interest rate of 8.46%. The scheduled non-cancellable future minimum lease payments as at December 31, 1999 were as follows:


                                                December 31,
                                                    1999
                                                     RMB
     Year ending December 31,
     2000                                          25,927
     2001                                          25,927
                                                  -------
     Total minimum lease payments                  51,854
     Less: Amount representing interest            (4,303)
                                                  -------
     Present value of minimum lease payments       47,551
     Less: Current portion                        (22,774)
                                                  -------
                                                   24,777
                                                  =======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


11.  OBLIGATIONS AND COMMITMENTS (continued)

          (b) Obligations under operating leases

          Non-cancellable operating lease commitments payable in the next five years are as follows:

                                         December 31,
                                             1999
                                             RMB

          Year ending December 31,
          2000                               2,508
          2001                               2,508
          2002                               2,508
          2003                               2,508
          2004                               2,508
                                            ------
                                            12,540
                                            ======

          The lease rentals recorded as expenses in respect of operating leases during the year amounted to RMB6,259 (1998:RMB6,259 and 1997: RMB6,259).

          The terms of the current operating lease in respect of the buildings expired on December 31, 1998. Up to the date of these financial statements, no renewed agreement had been signed. The current annual rental of the building is RMB3,751 (US$452) (1998: RMB3,751 (US$452)).

          As at December 31, 1999, the Group had no outstanding commitments for capital expenditure.


12.  SECURED PROMISSORY NOTE

          The secured promissory note (the "Note") was issued in 1995 to Asean Capital in connection with the Share Exchange Agreement as detailed in Note
     1. It was secured by a continuing security interest in and to all of the Company's title and interest in the outstanding capital stock of China Bearing.

          The Note is denominated in United States dollars and bears interest at 8% per annum.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


12.  SECURED PROMISSORY NOTE (continued)

          Pursuant to a subscription agreement dated August 2, 1996 entered into between the Company, certain of its subsidiaries, the convertible debentures holders and Asean Capital (the "Subscription Agreement") as more fully described in Note 13 below, Asean Capital made an irrevocable and unconditional undertaking that it will not demand repayment of the Promissory Note unless the Company has sufficient cash flow for working capital, debt repayment and capital expenditure for the ensuing twelve-month period and the repayment will only be made according to the repayment schedule defined in the Subscription Agreement. According to the repayment schedule as set out in the Subscription Agreement, RMB24,900 (US$3,000) is repayable in two Installments during the twelve-month periods ended July 31, 1998 and July 31, 1999.

          This repayment schedule was further governed by the condition as set out in the Settlement Agreement entered into between the Company, certain of its subsidiaries, Asean Capital and the Debentures Holders, as detailed in Note 13 below, that Asean Capital agreed not to demand for the repayment of the outstanding Promissory Notes within the period of the Installment Loan being executed unless it has prior approval by the Debenture Holders.


13.  CONVERTIBLE DEBENTURES AND INSTALLMENT LOAN

          Pursuant to the subscription agreement entered into between the Company, certain of its subsidiaries, Asean Capital and certain institutional inventors, dated August 2, 1996 (the "Subscription Agreement"), China Bearing issued US$11,500 convertible debentures ("Convertible Debentures") to certain institutional investors on August 23, 1996. Unless the Convertible Debentures were converted, they were due and were payable in August 1999 (the "Maturity Date").

          The obligations of China Bearing under the Convertible Debentures were guaranteed by the Company, Asean Capital Limited, China International Bearing Holding Limited and Southwest Products Company (hereinafter collectively referred to as the "Guarantors"). The Guarantors have given certain negative pledges over the creation of securities interest for as long as any of the Convertible Debentures remain outstanding.

          The Convertible Debentures bear interest at the rate of the higher of
     (i) 5% per annum (net of withholding tax, if applicable) and (ii) the percentage of the dividend yield calculated by reference to dividing the annual dividend declared per share of common stock of the Company by the Conversion Price.

          The Convertible Debentures are required to be redeemed on the Maturity Date at their principal amount then outstanding, together with any accrued but unpaid interest, together with an amount that would enable the investors to yield an aggregate internal rate of return ("IRR") of 12% per annum on the cost of their investment.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


13.  CONVERTIBLE DEBENTURES AND INSTALLMENT LOAN (continued)

          However, due to the occurrence of certain events of default, as defined in the Subscription Agreement during the year ended December 31, 1997, the Convertible Debentures shall automatically become immediately due and payable in full by the Company at the principal amount outstanding together with the accrued but unpaid interest together with an amount that would enable the investors to yield an aggregate IRR on their investment of 19.75% per annum. As a result, interest has been accrued in the financial statements for the year ended December 31, 1997 at the rate of 19.755 per annum.

          On October 16, 1998, the same parties who entered into the Subscription Agreement further entered into a settlement agreement ("Settlement Agreement") of which the Debenture Holders agreed to replace the Convertible Debentures by an Installment Loan under the conditions that
     (i) China Bearing shall repay by Installments to the Debenture Holders the principal amounting to US$13,173 (equivalent to RMB109,340) at date of the Settlement Agreement and (ii) the Company shall issue in favour of the Debenture Holders 466,667 shares of common stocks with zero consideration. The principal balance as set out above was determined by the outstanding balance of the Convertible Debentures amounting to US$11,500 (equivalent to RMB95,450) plus the unpaid interest expenses of US$1,673 up to the date of the Settlement Agreement. The unpaid interest expenses were calculated at the rate of 12.375% on the principal amount of the Convertible Debentures, net of the payment made to the Debenture Holders during the year. The interest rate of 12.375% was derived from a wavier of 7.375% from the 19.75% noted above, as mutually agreed between the Debenture Holders and the Group pursuant to the Settlement Agreement.

          This modification of terms of the debts thus constitutes troubled debt restructuring under Statement of Financial Accounting Standard No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("FAS 15"). Under FAS15 a debtor shall account for troubled debt restructuring, when there is modification of terms of the debts, at the carrying amount of the payable at the time of the restructuring unless the carrying amount exceeds the total future cash payments specified by the new terms.

          The principal balance of the Installment Loan was restated to the face value of the Convertible Debenture together with any unpaid interest expenses calculated at the rate of 19.75% as entitled in the Subscription Agreement, after adjusting the fair value of the common stocks issuable on debt restructuring. The fair value of the common stocks issuable on debt restructuring was RMB2,905, being the market value of the Company's trading stocks at October 16, 1998. Thereafter, the interest expenses of the Installment Loan were charged to the profit and loss account on a discounted basis.

          This Installment Loan bears an effective interest rate of 5.6% per annum and is repayable with a repayment schedule as set out in the Settlement Agreement.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


13.  CONVERTIBLE DEBENTURES AND INSTALLMENT LOAN (continued)

          Pursuant to an undertaking as a supplement to the Settlement Agreement, Asean Capital unconditionally and irrevocably guarantees to each of the Debenture Holders that for so long as any of the obligations of the Group under the Settlement Agreement remain outstanding, it will undertake the full amount due and ensure the punctual payment of all sums now or subsequently payable under the Settlement Agreement by China Bearing. Asean Capital also agrees to perform or procure such payment obligations of China Bearing. Pursuant to the Settlement Agreement, the holding company of Asean Capital, Sunbase International Holdings Limited ("Sunbase International") undertakes to each of the Debenture Holders that Sunbase International shall not reduce its current issued beneficial shareholdings (being 100%) in the share capital of Asean Capital. In addition, one of the subsidiaries of Sunbase International, Extensive Resources Limited ("ERL") further granted a charge over 1,000,000 issued shares in the capital of Tianjin Development Holdings Limited held by ERL in favour of the trustee for and on behalf of the Debenture Holders. Tianjin Development Holdings Limited is a company listed on the Hong Kong Stock Exchange. The market value of the pledged shares was RMB4,334 at December 31, 1999.

          The maturity of the Installment Loan based on the original repayment schedule as set out in the Settlement Agreement is as follows:

                                                         RMB
          Payable for year ended/ending December 31,
            1999                                         21,579
            2000                                         35,450
            2001                                         58,768
                                                        -------
                                                        115,797
                                                        =======

          Since March 1999, default in repayment has been noted and, in accordance with the Settlement Agreement, the creditors of the Installment Loan are entitled to accelerate repayment of the principal amount outstanding together with the unpaid interest. Accordingly, the unpaid balance of the Installment Loan was classified as a current liability as at December 31, 1999.

          However, subsequent to the balance sheet date, on March 1, 2000, the same parties of the Settlement Agreement further entered into a supplemental agreement (the "Supplemental Agreement") stating that (i) the Group shall, upon the receipt of the proceeds from the disposal of Southwest pursuant to the Stock Purchase Agreement as mentioned in note 2 above, repay US$2,600 for the partial settlement of the overdue portion of the Installment Loan; (ii) the creditors requested that the remaining portion of the overdue Installments shall be immediately due but agreed not to demand immediate settlement of the undue portion which shall remain at the original repayment schedule, as set out in the Settlement Agreement;
     (iii) one of the guarantors, ERL agreed to grant a new charge on certain pledged listed shares, as mentioned above, in favor of the trustee of the Creditors; and (iv) the guarantee from Southwest shall be released upon the settlement of US$2,600, as mentioned above.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


14.  LONG TERM BANK LOANS

          Long term bank loans are principally loans borrowed to finance the construction in progress. The loans are unsecured, and bear fixed interest rates ranging from 3.7% to 15.22% per annum. The current portion of the loans together with the overdue portion of the current portion of the long term loans carried forward from last year, are included in current liabilities.


15.  NUMBER OF SHARES/EARNINGS PER SHARE

          In 1998, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

          The exercise of outstanding warrants is not included as part of the assumption in the calculation of diluted earnings per share as the share prices of the Company for the years ended December 31, 1997, 1998 and 1999 were lower than the exercise prices.

          The computations of basic and diluted earnings/loss per shares are as follows:

                                                                            Year ended December 31,
                                                                   1997               1998           1999
                                                                    RMB                RMB            RMB
     Basic and diluted

     Net loss
       - continuing operations                                      (1,462)         (143,426)      (257,865)
       - discontinued operations                                    (2,722)           (2,958)       (18,674)
                                                                ----------        ----------   ------------

                                                                    (4,184)         (146,384)      (276,539)
                                                                ==========        ==========   ============
     Weighted average number of
       common shares outstanding:
     Share of common shares outstanding
       on January 1,                                            12,700,109        12,700,142     13,652,084
     Shares issued as a result of reverse stock split                   33                 4              -
     Conversion from Series B preferred shares                           -           935,626              -
     Reversal of common shares in respect of Series
        A Warrants expired on June 30, 1998                              -           (17,533)             -
     466,667 shares of common stock issuable
       on debt restructuring on October 16, 1998                         -            97,169        466,667
                                                                ----------        ----------   ------------
     Total weighted average number of common
       shares outstanding                                       12,700,142        13,715,408     14,118,751
                                                                ==========        ==========   ============

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


15.  NUMBER OF SHARES/EARNINGS PER SHARE (continued)

                                                 Year ended December 31,
                                            1997           1998          1999
                                             RMB            RMB           RMB
     Loss per share
          -continuing operations             (0.12)        (10.46)       (18.26)
          -discontinued operations           (0.21)         (0.21)        (1.32)
                                         ---------      ---------     ---------

                                             (0.33)        (10.67)       (19.58)
                                         =========      =========     =========

          The diluted loss per share for 1997, 1998 and 1999 was the same as the basic loss per share because there was an antidilution effect which reduced the loss per share. For the years ended December 31, 1998 and 1999, antidilution resulted from the substantial losses incurred by the Group during the years. For the year ended December 31, 1997, the calculation which resulted in such an anti-dilution was based on the assumption that the conversion rights under the Convertible Debentures were fully exercised, at the adjusted exercise price, as stated in note 13, and the redemption of preferred shares, both on January 1, 1998.


16.  FOREIGN CURRENCY EXCHANGE

          The RMB is not freely convertible into foreign currencies.

          Since January 1, 1994, a single rate of exchange has been quoted daily by the People's Bank of China (the "Unified Exchange Rate"). However, the unification of the exchange rates does not imply convertibility of RMB into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China.



17.  CONTRIBUTED SURPLUS

          The respective features of common stock and convertible preferred stock are detailed in Note 1 to the financial statements.

          On June 10, 1996, the Company issued an additional 1,000,000 shares of common stock with a par value of RMB 0.0083 (US$0.001) at RMB 41.5 (US$5.00) per share. The total share premium on the issue of new shares amounted to RMB36,077 after deducting the direct expenses arising on the issue of these shares of RMB5,415 from the gross premium of RMB41,492.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


17.  CONTRIBUTED SURPLUS (continued)

          During the year ended December 31, 1998, 987,004 shares of common stock were converted from the Preferred Series B shares pursuant to the conditions as set out in the Reorganization Agreement as detailed in Note 1 to the financial statements. The total share premium arising from this conversion was RMB28,280.

          With regards to the additional 466,667 shares of common stock issuable on debt restructuring, no such shares were issued until January 14, 1999 and consequently, the contributed surplus of RMB2,was recognized for the year ended December 31, 1999.


18.  DISTRIBUTION OF PROFITS AND APPROPRIATIONS TO RESERVES

          According to the relevant laws and regulations for joint stock limited enterprises and Harbin Bearing's articles of association, the distribution of profits by Harbin Bearing is based on the profits as reported in its statutory accounts prepared under PRC GAAP after the following allocations and appropriations:

          (a)  making up any accumulated losses;

          (b) transferring 10% of its profit after tax to the statutory surplus reserve;

          (c) transferring 5% to 10% of its profit after tax to a collective welfare fund; and

          (d) transferring a certain amount of its profit after tax to a discretionary surplus reserve.

          The following appropriations were made and are further described below:


                                                    Year ended December 31,
                                                  1997       1998       1999
                                                   RMB        RMB        RMB

          Statutory surplus reserve                 70         21         33
          Collective welfare fund                   35         10         17
                                                  ----       ----       ----

                                                   105         31         50
                                                  ====       ====       ====

          The collective welfare fund must be used for capital expenditure on staff welfare facilities. Such facilities are for staff use, but are owned by Harbin Bearing. The distributable retained earnings of the Group as at December 31, 1999, after taking into account the above restrictions and appropriations and based on the PRC statutory accounts of Harbin Bearing, amounted to RMB81,534 (1998: RMB81,427).

          The reserves retained by the Chinese subsidiaries of the Group amounted to RMB28,052 (1998: RMB28,002).

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


19.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     Accumulated other comprehensive income at December 31, 1997, 1998 and 1999 represented cumulative foreign translation adjustment.


20.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

          During the year, the Group had transactions with a number of related parties. The major related party transactions are summarized as follows and are described in further detail below:

                                                            Year ended December 31,
     Nature of transactions                   Notes       1997        1998        1999
                                                           RMB         RMB         RMB
     Revenue:
     Sales of products                          (a)    171,373      38,886      22,283
     Interest income                            (b)      2,547       6,362       6,401
                                                       =======      ======      ======

     Capital expenditure:
     Leases of equipment capital payments       (c)     18,788      18,788      17,587
     Operating leases of motor vehicles,
       furniture, fixtures and equipment        (c)          -           -       1,256
     Lease of buildings                         (d)      3,751       3,751       3,751
     Land use rights                            (e)      2,508       2,508       2,508
                                                       =======      ======      ======

     Expenses:
     Management and administrative services     (f)      2,550       7,486       4,868
     Trademark royalty fees                     (g)      2,924       2,669       2,346
     Pension and retirement plan expenses       (h)     19,742      23,086      17,904
     Finance charges on leases of equipment     (c)      8,395       6,742       4,995
     Interest on promissory note                (i)      1,875       1,875       1,875
                                                       =======      ======      ======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


20.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     (a)  Balances with related companies

                                                                              1998        1999
                                                                Notes          RMB         RMB
          Balances due from related companies
          -----------------------------------

          Trade receivables
          -----------------
          Harbin Bearing Import & Export Company
            ("HBIE")                                             (i)       100,742     106,834
          Xin Dadi Mechanical and Electrical
            Equipment Company ("Xin Dadi")                       (i)       135,165     128,689
                                                                          --------    --------

                                                                           235,907     235,523
                                                                          --------    --------

          Advances to related companies
          -----------------------------
          Sunbase Resources Limited
           ("Sunbase Resources")                                (ii)        47,621      42,577
          Harbin Everising Construction &
           Development Limited ("Harbin Everising")             (ii)        45,450           -
          Harbin Precision                                      (ii)         1,150       2,407
          HBIE                                                  (ii)           719     (11,775)
          Xin Dadi                                              (ii)           692       1,295
          Other related companies                               (ii)           999       1,562
                                                                          --------    --------

                                                                            96,631      36,066
                                                                          --------    --------

          Total balances                                                   332,538     271,589

          Provision                                                        (49,000)    (79,000)
                                                                          --------    --------

                                                                           283,538     192,589
                                                                          ========    ========

Movement of the provision for balances due from related companies is analyzed as follows:

                                                                                   1998        1999
                                                                                    RMB         RMB
          Balance at beginning of year                                                -      49,000
          Provided for the year                                                  49,000      79,000
          Write-off against provision                                                 -     (49,000)
                                                                               --------    --------

          Balance at end of year                                                 49,000      79,000
                                                                               ========    ========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


20.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     (a)  Balances with related companies (continued)

          Balances due to related companies
          ---------------------------------

                                                             1998      1999
                                                              RMB       RMB

          Harbin Bearing (Holding) Company        (iii)    49,078    80,192
          Other related companies                           2,501     3,570
                                                         --------  --------
                                                           51,579    83,762
                                                         ========  ========

     Notes:

     (i)   Significant sales to related companies

     Harbin Bearing made sales of RMB7,711 (1998: RMB9,566; 1997: RMB91,287) and RMB14,572 (1998: RMB 29,320; 1997: RMB80,086) to HBIE and Xin Dadi, related companies owned by the Harbin Municipal Government, respectively, during the current year. As at December 31, 1999, the amounts of trade receivables from HBIE and Xin Dadi included in the amounts due from related companies were as above.

     (ii)  Advances to related companies

     Sunbase Resources is a related company of the Group in which the directors and/or shareholders have a beneficial interest. Harbin Everising Construction and Development Limited (formerly known as Sunbase Construction and Development) is a joint venture established in the PRC of which Sunbase International (Holdings) Limited, another related company of the Group, has equity interests. Other related companies are owned by the Harbin Municipal Government.

     The above balances are unsecured, repayable within one year and are interest-free except for the balance due from Sunbase Resources. Pursuant to an agreement dated 1 January, 1997 between the Company and Sunbase Resources, interest was charged on the average balance at a rate of 8% (1998: 10%) per annum. Total interest earned in respect of such balances was RMB3,371 (1998: RMB3,280; 1997: RMB2,547) for the year ended December 31, 1999. Asean Capital has undertaken not to demand repayment of the principal and interest of the Note, as set out in note 12, until the amount due from Sunbase Resources has been repaid to the Company.

     (iii) Harbin Bearing (Holding) Company ("Harbin Holdings") is a minority shareholders of Harbin Bearing. The balance due to it represented cash received by Harbin Bearing on behalf of Harbin Holdings in connection with the accounts receivable balances owed by Harbin Holdings.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


20.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     Notes:

     (b)  Interest income
                                       Notes          1997     1998      1999
                                                       RMB      RMB       RMB

          Sunbase Resources Limited
           ("Sunbase Resources")         (i)         2,547    3,280     3,371
          Southwest                     (ii)             -    3,082     3,030
                                                   -------  -------   -------

                                                     2,547    6,362     6,401
                                                   =======  =======   =======

          Notes:

          (i) Interest was charged on the average balance due from Sunbase Resources at a rate of 8% (1998: 10%) per annum.

          (ii) Interest was charged on the average balance due from Southwest at a rate of 10% (1998: 10%) per annum.

     (c)  Leases of equipment

     Harbin Bearing has entered into an eight year lease agreement with Harbin Precision to lease machinery and equipment. Harbin Bearing has also entered into a five year lease agreement with Harbin Precision to lease motor vehicles, furniture, fixtures and equipment related to the business. The initial annual rental is RMB25,927 (US$3,124) and RMB1,256 (US$151), from January 1, 1994 to December 31, 2001 and from January 1, 1994 to December 31, 1998, respectively. Options to extend the leases and to purchase the leased assets have been granted to Harbin Bearing upon expiry of the initial leases. All of these leases are treated as capital leases. The renewal of the leases was yet to be finalised at the date of approval of these financial statements by the directors of the Company. Harbin Bearing continued to make the lease payment of RMB1,256 during the year ended December 31, 1999 and this has been treated as an operating lease.

     (d)  Lease of buildings

     Harbin Bearing entered into a five year lease agreement with Harbin Precision to lease buildings related to the operation of Harbin Bearing from January 1, 1994 at an initial annual rental of RMB3,751 (US$452) (1998: RMB3,751 (US$452); 1997: RMB3,751 (US$452)). The initial lease expired on December 31, 1998 and Harbin Bearing was granted an option to extend the lease at market rental for another five years. This lease is an operating lease. The renewal of the leases was yet to be finalised at the date of approval of these financial statements by the directors of the Company. However, Harbin Bearing continued to pay the rental expenses for the year ended December 31, 1999.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


20.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     (e)  Land use rights

     The municipal government has allocated to Harbin Holdings the right to use the parcels of land on which Harbin Bearing's operations are conducted. Harbin Holdings agreed to lease the land on which the main factory is situated to Harbin Bearing in return for an initial annual rental of RMB2,508 (US$302) (1998: RMB2,508 (US$302)) effective from January 1, 1994 subject to future adjustments in accordance with changes in the government fees.

     (f)  Management and administrative services agreements

     China Bearing is to reimburse Sunbase International for administrative services rendered on behalf of China Bearing, at cost. The Company paid a total amount of RMB4,868 (1998: RMB7,486; 1997: RMB2,550) to Sunbase International for the reimbursement of expenses incurred on the Company's behalf.

     (g)  Trademark license

     Pursuant to a trademark license agreement, Harbin Holdings granted Harbin Bearing the right to use the "HRB" trademark. Harbin Bearing is required to pay a royalty cost calculated on an annual basis at 0.5% of the net sales of Harbin Bearing effective from January 1, 1994 to December 31, 2003 and at 0.3% of the net sales from January 1, 2004 to December 31, 2013.
     The trademark license can be transferred to Harbin Bearing thereafter upon mutual agreement between the two parties and subject to the relevant laws in China.

     The trademark royalty paid by Harbin Bearing during 1997, 1998 and 1999 amounted to RMB2,924 RMB2,669 and RMB2,346, respectively.

     (h)  Pension and retirement plan

     Pursuant to an agreement on December 31, 1993, Harbin Bearing is required to make an annual payment to Harbin Holdings as its contribution to the pension scheme for all staff retiring after December 28, 1993. This annual payment is based on the standard contribution as required by government regulations calculated at 20% of salaries up to the period ended June 30, 1996 and at 22%, effective from July 1, 1996. Harbin Holdings is then responsible for the entire pension payments to staff who have retired after December 28, 1993. Harbin Holdings has undertaken to bear all pension payments to staff who retired before December 28, 1993. This agreement was entered into on the condition that no compulsory rules and regulations are implemented by the government such that Harbin Bearing has to be directly responsible for any pension payments.

     The contributions to the pension scheme made by Harbin Bearing in 1997, 1998 and 1999 amounted to RMB19,742, RMB23,086 and RMB17,904, respectively.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


20.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     (i)  Interest on promissory note

     As described further in Note 1, in consideration for the purchase of its interest in China Bearing, the Company issued common shares and preferred shares to, and assumed vendor financing from, Asean Capital Limited. The vendor financing provided by Asean Capital was in the form of a US$5,000 secured promissory note which is secured on the shares of China Bearing (See Note 12). US$2,000 was repaid in 1996 and no repayment was made thereafter. Interest was payable on the remaining balance of US$3,000.

     The promissory note was issued to Asean Capital in connection with the Share Exchange Agreement as detailed in Note 1 and bears interest at 8% per annum.


21.  OPERATIONS WITH STATE-OWNED ENTERPRISES

          Harbin Bearing is owned as to 33% by Harbin Holdings, which is a separately established enterprise controlled by and under the administration of the Harbin Municipal Government. Substantially all of the business undertaken by Harbin Bearing during the year was with State-owned enterprises in China and on such terms as determined by the relevant Chinese authorities.


22.  FINANCIAL INSTRUMENTS

          The carrying amount of the Company's cash and bank balances approximates their fair value because of the short maturity of those instruments.

          The fair value of the Group's   borrowings from banks and other third
     parties based on the interest rates currently available for borrowings with similar terms and average maturities approximates the carrying amount of these borrowings. The fair value of the secured promissory note, Convertible Debenture and the Installment Loan are not determinable.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


23.  SEGMENT DATA

          The Group principally operates in the ball bearing industry in China through Harbin Bearing, its 51% subsidiary, which generated 100% of the Group's net sales from continuing operations for the three years ended December 31, 1999.


24.  CONCENTRATION OF RISK

          Concentration of credit risk:

          Financial instruments that potentially subject the Group to a significant concentration of credit risk consist principally of cash deposits, trade receivables and the amounts due from related companies.

     (a)  Cash deposits

          The Group places its cash deposits with various PRC State-owned financial institutions.

     (b)  Trade receivables

          The Company manufactures and sells general and precision ball bearings to diversified industries in China. The Company has long standing relationships with most of its customers and generally does not require collateral. There is no concentration of receivables in any one specific industry except for the outstanding receivable balances with two related companies, HBIE and Xin Dadi which were of RMB106,834 (1998: RMB100,742) and RMB128,689(1998: RMB135,165), respectively, as at December 31, 1999.

     (c)  Current vulnerability due to certain concentrations:

          The Group's operating assets and primary source of income and cash flow are its interest in its subsidiaries in the PRC. The value of the Group's interest in these subsidiaries may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

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

          All incentive stock options have option exercise prices per option share not less than the fair market value of a share of the common stock on the date the option is granted, except that the exercise price of 160,000 options granted to an executive, was lower than the market value of the common stock on the date the option was granted. If incentive stock options are granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate of the Company, the price may not be less than 110% of the fair market value of the shares. The Plan terminates on the earlier of either the date on which no additional shares of common stock are available for issuance under the Plan, or January 2, 2006.

          On July 1, 1996, the Compensation Committee of the Company granted 1,250,000 stock options to three executives, including two directors of the Company, on the following terms:

                                        Exercise price/Share               Number of Shares
          Vesting schedule                               US$              per option rights
          January 16, 1996                             6.375                        415,000
          January 16, 1997                             6.375                        415,000
          January 16, 1998                             6.375                        420,000
                                                                                  ---------

                                                                                  1,250,000
                                                                                  =========

          Pursuant to the Plan and in accordance with the provisions of an employment agreement entered into between the Company and a director, the Company granted, on January 16, 1996, the option to purchase an aggregate of up to 800,000 shares of common stock of the Company. The option is intended by the Company and the beneficiary to be an incentive stock option and will be treated as such. The beneficiary may exercise the options that have vested and purchase shares of the common stock as follows:

                                              Exercise price
                                        of the option vested                 Number of
                                             after each year                    shares
          Vesting schedule                               US$               exercisable
          January 16, 1997                              6.65                  160,000
          January 16, 1998                              7.75                  160,000
          January 16, 1999                              9.25                  160,000
          January 16, 2000                             10.75                  160,000
          January 16, 2001                             12.45                  160,000
                                                                             --------

                                                                              800,000
                                                                             ========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except number of shares and per share data)


25.  STOCK OPTION PLAN (continued)

          As at December 31, 1999, none of the vested options had been exercised and during 1998, the options granted to two of the Company's executives were withdrawn because these employees terminated their employment with the Company at that date.

          Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the date of grant in 1997: Interest rate on United States treasury bonds; no dividend yield; volatility factors of the expected market price of the Company's common stock of 87%; and a weighted-average expected life of the options of 3 to 5 years.

          The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

          For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to write off the amount over the options' vesting period. The Company's pro forma information is as follows:


                                         Year ended December 31,
                                       1997     1998        1999
                                       RMB       RMB        RMB

     Pro forma net loss             (69,270)  (216,507)   (331,416)
                                    =======   ========   =========

     Pro forma loss per share:
     Basic                            (5.45)    (15.77)     (23.47)
                                    =======   ========   =========

     Diluted                          (5.45)    (15.77)     (23.47)
                                    =======   ========   =========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts in thousands, except number of shares and per share data)


25.  STOCK OPTION PLAN (continued)

     The Company's stock option activities and related information for the years ended December 31, 1998 and 1999 are summarized as follows:

                                                  1997                    1998                     1999
                                                      Exercise                Exercise                Exercise
                                          Options      price      Options      price        Options    price
                                                                                US$                     US$
     Outstanding at beginning of year     2,050,000     6,967     2,050,000      6.967     1,400,000      7.24
     Forfeited                                    -         -      (650,000)     6.375             -         -
                                          ---------     -----     ---------      -----     ---------  --------

     Outstanding at end of year           2,050,000     6,967     1,400,000       7.24  *  1,400,000      7.24
                                          =========     =====     =========     ======     =========  ========

     * Exercise price was presented at the weighted average basis after discounting such future price.


26.  WARRANTS

          The Company agreed to grant warrants to Arnhold and S. Bleichroeder, Inc., ("ASB") pursuant to an agreement ("ASB Agreement") dated September 30, 1997, entered into between the Company and ASB. ASB was engaged in connection with the private placement of securities of the Company. Pursuant to the ASB Agreement, the Company shall issue to ASB warrants ("ASB Warrants") to purchase common stock of the company on the following basis, without consideration:


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

          As at December 31, 1999 no such warrants were granted or issued to ASB.