Form 10-Q
period 2000-03-31
SUNBASE ASIA INC
filed 2000-05-24
CIK 95626

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 2000.



[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE    SECURITIES
     EXCHANGE ACT OF 1934.
For the transition period from ______  to _____

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

Yes    _____          No    X
                         -------

As of May 24, 2000, the Company had 14,118,751 shares of common stock issued and outstanding.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                      -----------------------------------


                                                                                                   Page
                                                                                                   ----
INDEX

PART I:   FINANCIAL INFORMATION

          Item 1 -- Financial statements

                    Consolidated Condensed Balance Sheets (unaudited)
                    - December 31, 1999 and March 31, 2000                                           3-5

                    Consolidated Condensed Statements of Income (unaudited)
                    - Three months ended March 31, 1999 and 2000                                       6

                    Consolidated Condensed Statements of Cash Flows (unaudited)
                    - Three months ended March 31, 1999 and 2000                                     7-8

                    Notes to Consolidated Condensed Financial Statements
                    (unaudited)
                    - Three months ended March 31, 1999 and 2000                                    9-21

          Item 2 -- Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                  22-33

          Item 3 -- Quantitative and Qualitative Disclosures about
                    Market Risk                                                                    34-35

PART II:  OTHER INFORMATION

          Item 6 -- Exhibits and Reports on Form 8-K                                                  36

SIGNATURES                                                                                            37

EXHIBIT 11 Computation of Earnings Per Common Share
EXHIBIT 27 Financial Data Schedule

                         PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                  AS OF DECEMBER 31, 1999 AND MARCH 31, 2000
                     (Amounts in thousands, except number
                         of shares and per share data)



                                                                    12/31/99               3/31/00
                                                   Notes         RMB        US$        RMB        US$
ASSETS
Current assets
   Unrestricted cash and bank balances                           8,420      1,018      4,095        495
   Accounts receivable, net                                    380,986     46,040    435,573     52,637
   Notes receivable                                              2,148        259        220         27
   Inventories, net                                  4         448,121     54,153    424,394     51,286
   Other receivables                                            25,848      3,123     27,918      3,374
   Due from related companies                                  192,589     23,273    182,178     22,016
                                                             ---------  ---------  ---------  ---------
Total current assets                                         1,058,112    127,866  1,074,378    129,835
Fixed assets                                                   486,665     58,811    470,550     56,864
Net assets of discontinued operations                5          26,193      3,165     27,269      3,295
                                                             ---------  ---------  ---------  ---------
Total assets                                                 1,570,970    189,842  1,572,197    189,994
                                                             =========  =========  =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short term bank loans                                       575,652     69,565    576,652     69,686
   Installment Loan, current portion                           115,797     13,993    115,797     13,993
   Interest payable on Installment Loan                          4,102        496      5,414        654
   Long term bank loans, current portion                       168,974     20,420    168,974     20,420
   Accounts payable                                            138,840     16,778    139,555     16,865
   Accrued liabilities and other payables                      178,916     21,621    195,835     23,666
   Short term obligations under capital leases                  22,774      2,752     17,080      2,064
   Secured promissory note                           6          24,825      3,000     24,825      3,000
   Income tax payable                                           40,703      4,918     62,060      7,500
   Taxes other than income                                      75,140      9,081     73,294      8,857


 Due to related companies                                       83,762     10,123     83,762     10,123
                                                             ---------  ---------  ---------  ---------
Total current liabilities                                    1,429,485    172,747  1,463,248    176,828
Long term obligations under capital leases                      24,777      2,994     24,777      2,994
Minority interests                                              97,596     11,794     82,880     10,016
                                                             ---------  ---------  ---------  ---------
                                                             1,551,858    187,535  1,570,905    189,838

                                                                   Continued/...

  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
       AS OF DECEMBER 31, 1999 AND MARCH 31, 2000 (UNAUDITED) (CONTINUED)
                      (Amounts in thousands, except number
                         of shares and per share data)

                                                          12/31/99                      3/31/00
                                               ------------------------------    -------------------------
                                                         RMB              US$            RMB           US$
                                               -------------      -----------    -----------   -----------
Shareholders' equity:
Common Stock, par value US$ 0.001 each,
  50,000,000 shares authorized;
  14,118,751 (1999: 14,118,751) shares
  issued, and fully paid-up                              119               14            119            14
Preferred Stock, par value US$ 0.001 each,
   25,000,000 shares authorized;
      Convertible Preferred Stock - Series A;
      36 shares issued and outstanding                44,533            5,381         44,533         5,381
      Contributed surplus                            217,953           26,338        217,953        26,338
Reserves                                              28,052            3,389         28,052         3,389
Accumulated other comprehensive income                 1,377              166          1,377           166
Retained earnings/(accumulated losses)              (272,922)         (32,981)      (290,742)      (35,132)
                                                 -----------        ---------     ----------    ----------
Total shareholders' equity                            19,112            2,307          1,292           156
                                                  ----------        ---------     ----------    ----------
Total liabilities and shareholders' equity         1,570,970          189,842      1,572,197       189,994
                                                  ==========        =========     ==========    ==========



  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
       (Amounts in thousands, except number of shares and per share data)


                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                    1999         1999         2000         2000
                                       Notes         RMB          US$          RMB          US$
                                                 -------        -----      -------        -----
Net sales to
  -       Third parties                          106,852       12,873      140,058       16,925
  -       Related parties                          6,488          782        8,440        1,020
                                                --------    ---------    ---------     --------
                                                 113,340       13,655      148,498       17,945

Cost of sales                                   (108,921)     (13,123)    (147,420)     (17,813)
                                                --------    ---------    ---------     --------
Gross profit                                       4,419          532        1,078          132
Selling, general and
  Administrative expenses
  -      Third parties                           (14,473)     ( 1,743)     (17,968)      (2,171)
  -      Related parties                          (1,517)        (183)        (704)         (85)
                                                --------    ---------    ---------     --------
                                                 (15,990)      (1,926)     (18,672)      (2,256)

Interest expenses, net
  -      Third parties                           (11,765)      (1,417)     (14,599)      (1,764)
  -      Related parties                          (4,141)        (499)        (497)         (60)
                                                --------    ---------    ---------     --------
                                                 (15,906)      (1,916)     (15,096)      (1,824)
                                                --------    ---------    ---------     --------
Operating loss before minority
  interests                                      (27,477)      (3,310)     (32,690)      (3,948)

Minority interests                                12,292        1,481       14,755        1,783
                                               ---------    ---------    ---------     --------
Net loss from continuing operations              (15,185)      (1,829)     (17,935)      (2,165)

Net profit/(loss) from discontinued
 operations, net of income taxes                    (454)         (55)         115           14
                                               ---------    ---------    ---------     --------

                                                 (15,639)      (1,884)     (17,820)      (2,151)
                                                ========     ========     ========     ========
Loss per common share:                     2
 - Basic and diluted net loss from                 (1.08)       (0.13)       (1.27)       (0.15)
    continuing operations                      =========     ========     ========     ========
 - Basic and diluted net loss                      (1.11)       (0.13)       (1.26)       (0.15)
                                               =========    =========     ========     ========

 - Basic                                      14,118,751   14,118,751   14,118,751   14,118,751
                                              ==========   ==========   ==========   ==========
 - Diluted                                    14,118,751   14,118,751   14,118,751   14,118,751
                                              ==========   ==========   ==========   ==========

The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                            (Amounts in thousands)



                                                                 Three Months Ended March 31,
                                                          -------------------------------------------
                                                           1999        1999       2000        2000
                                                            RMB         US$        RMB         US$
                                                          -------    --------     ------     --------
Cash flows from operating activities:
Net loss                                                  (15,639)    (1,884)    (17,820)      (2,151)
Adjustments to reconcile loss to net
  cash used in operating activities
Minority interests                                        (12,292)    (1,481)    (14,755)      (1,783)
Share of net (profit)/loss from discontinued
  operations, net of income taxes                             454         55        (115)         (14)
Depreciation                                               19,459      2,344      18,935        2,289
Loss on disposal of fixed assets                                -          -          79           10

Changes in operating assets and liabilities:
Decrease/(increase) in assets:
  Accounts receivables                                    (55,508)    (6,632)    (54,587)      (6,597)
  Notes receivable                                            530         64       1,928          232
  Inventories                                              28,125      3,389      23,727        2,867
  Other receivables                                        (9,744)    (1,174)     (2,070)        (252)
  Due from related companies                                7,188        865      10,411        1,257
Increase/(decrease) in liabilities:
  Accounts payable                                        (27,653)    (3,331)        715           87
  Accrued liabilities and other payables                   42,477      5,117      11,225        1,357
  Income tax payable                                       14,607      1,759      21,357        2,582
  Taxes other than income                                  (1,735)      (208)     (1,846)        (224)
                                                           ------     ------      ------       ------
Net cash used in operating activities from
 continuing operations                                     (9,281)    (1,117)     (2,816)        (340)

Cash flows from investing activities:
  Advances to subsidiary proposed for
    disposal                                                 (738)       (90)       (961)        (116)
  Additions to fixed assets                                (2,114)      (254)     (2,899)        (350)
                                                           ------     ------      ------        -----
Net cash used in investing activities                      (2,852)      (344)     (3,860)        (466)
                                                           ------     ------      ------       ------
Cash flow from financing activities:
  Net increase/(decrease) in short term bank loans         (1,856)      (224)      1,000          121
  Repayment of installment loan                            (1,219)      (147)          -            -
  Interest payable on installment loan                          -          -       1,312          158
                                                           ------    -------      ------       ------
Net cash used in (provided by) financing activities        (3,075)      (371)      2,312          279
                                                           ------    -------      ------       ------



Net decrease in cash and cash equivalents                 (15,208)      (1,832)   (4,364)     (527)
Translation differences                                         -            -        39         4

Cash and cash equivalents, at beginning of period          19,075        2,298     8,420     1,018
                                                           ------      -------    ------    ------

Cash and cash equivalents, at end of period                 3,867          466     4,095       495
                                                            =====      =======    ======    ======
Non-cash transactions:                                      5,069          611     4,390       531
Financing  lease arrangements                               =====      =======    ======    ======


The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)


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

     Until April 28, 2000 the Company also owned Smith Acquisition Company, Inc. d/b/a Southwest Products Company ("Southwest Products"), a bearing manufacturing company located in Los Angeles County, California, that has been in business since 1945. Southwest Products manufactures precision spherical bearings that are sold primarily to the aerospace and commercial aviation industries. Its major customers are located in the United States.

     In January 1996, the Company acquired Southwest Products. As a result of the acquisition of Southwest Products, the Committee on Foreign Investment in the United States ("CFIUS"), an inter-agency committee of the United States Government, began an investigation of the Company to determine if the ownership of Southwest Products by the Company would pose any threat to the national security interests of the United States. In December 1998, the Company voluntarily agreed to divest Southwest Products and, pending such disposition, placed its ownership interest in Southwest Products into an irrevocable trust. An independent trustee acceptable to the U.S. Department of Defense was appointed to oversee the operations of Southwest Products to ensure Southwest Product's compliance with all U.S. laws and regulations and to work with the Company's Board of Directors to actively pursue the sale of Southwest Products. In light of the Company's decision to appoint a trustee pending the sale of Southwest Products, the CFIUS investigation was terminated.

     At the time of creation of the trust, all "foreign persons" within the meaning of 31 C.F.R. (S)800.213 who were serving as officers and/or directors of Southwest Products tendered their resignations. In addition, in order to further implement the separation of the Company and Southwest Products, CFIUS required, as part of its agreement that William McKay no longer serve as an officer and director of the Company. On May 6, 1999, William McKay was removed as a director by the Company's majority shareholders and as President and Chief Executive Officer of the Company by the Company's board of directors. Gunter Gao was named as the replacement President and Chief Executive Officer of the Company. Except under very limited circumstances, the Company can not exercise any control or influence over the business or management of Southwest Products and has no access to visit or obtain information from Southwest Products without prior trustee approval.

     The Company entered into a Stock Purchase Agreement with William McKay on January 31, 2000. On March 24, 2000, Mr. Makay assigned his rights under the Stock Purchase Agreement to Mckay, Brothers & Horany Acquisition Corp. Pursuant to the Stock Purchase Agreement on April 28, 2000, the Company sold its entire interest in Southwest Products to McKay, Brothers & Horany Acquisition Corp. for cash consideration of US$3,500 and the release of debt obligations in the amount of US$3,952 owed by Southwest Products to the Company. The sale of Southwest Products results in net proceeds of US$3,335 (net of the professional fees US$165) of which US$2,600 was paid to the holders of the convertible debentures (the "Debenture Holders"). See ITEM 2, "LIQUIDITY AND CAPITAL RESOURCES". The remaining proceeds US$735 has been retained by the Company as additional working capital. Upon the sale of Southwest Products, the Company terminated the trust arrangement with the independent trustee for Southwest Products.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)


1.   GENERAL (continued)

     Upon the completion of the sale of Southwest Products on April 28, 2000, the Company is currently considering modification of its business strategy, which may involve restructuring to reduce operating expenses, seeking an alliance with a strategic partner, reorganizing the Company's operations and/or divesting the Company's bearing manufacturing assets in China and diversifying into other lines of business.

2.   BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All material intercompany balances and transactions were eliminated on consolidation.

     The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position as at March 31, 2000, the results of operations for the three months ended March 31, 1999 and 2000, and the changes in cash flows for the three months ended March 31, 1999 and 2000 respectively. These adjustments are of a normal recurring nature.

     The consolidated balance sheet as of December 31, 1999, is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission.

     In 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for the three months ended March 31, 1999 and 2000 have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

                     SUNBASE ASIA, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)


2.   BASIS OF PRESENTATION (continued)

     The exercise of outstanding warrants is not included as part of the assumption in the calculation of diluted earnings per share as the share price of the Company for the three months ended March 31, 1999 and 2000 was lower than the exercise prices.

     The diluted loss per share for the three months ended March 31, 2000 is the same as the basic loss per share as there was an antidilution effect which reduces the loss per share. The calculation which resulted in such an antidilution was based on the assumptions that the conversion rights under the Convertible Debentures had been fully exercised, at the adjusted exercise price as stated in note 7, and the redemption of preferred shares, both on January 1, 1998.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.


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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)


3.   FOREIGN CURRENCY TRANSLATION AND EXCHANGE (continued)


     For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on March 31, 2000 of US$ 1.00 = RMB 8.275. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on March 31, 2000 or at any other certain rate on March 31, 2000.


4.   INVENTORIES

     Inventories consist of the following at December 31, 1999 and March 31, 2000:

                                                December 31, 1999                     March 31, 2000
                                          ----------------------------         ---------------------------
                                             RMB                US$               RMB               US$
                                          ---------          ---------         ----------        ---------
Raw materials                               120,515             14,564            119,307           14,418
Work-in-progress                            126,888             15,334            124,388           15,032
Finished goods                              412,018             49,790            391,999           47,371
                                          ---------          ---------         ----------        ---------
                                            659,421             79,688            635,694           76,821
Less: Allowance for obsolescence           (211,300)           (25,535)          (211,300)         (25,535)
                                          ---------          ---------         ----------        ---------
Inventories, net                            448,121             54,153            424,394           51,286
                                          =========          =========         ==========        =========

5.   DISCONTINUED OPERATIONS

                                                  December 31, 1999                   March 31, 2000
                                             --------------------------        ---------------------------
                                                RMB             US$               RMB               US$
                                             ----------      ----------        ----------       ----------
Cost of investment                               28,288           3,418            28,288            3,418
Share of accumulated losses of the
  unconsolidated subsidiary                     (33,834)         (4,088)          (33,758)          (4,079)
                                             ----------      ----------        ----------       ----------
Net carrying value                               (5,546)           (670)           (5,470)            (661)
Due from the unconsolidated subsidiary           31,739           3,835            32,739            3,956
                                             ----------      ----------        ----------       ----------
                                                 26,193           3,165            27,269            3,295
                                             ==========      ==========        ==========       ==========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)


5.   DISCONTINUED OPERATIONS (continued)

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

     The entering of the Stock Purchase Agreement by the Company for the sale of Southwest Products gave rise to the disposal of a segment of a business in accordance with the APB 30. The sale of Southwest Products was completed on April 28, 2000. The segment that was held for disposal was all identified as the net assets of Southwest Products. The net assets of Southwest Products at December 31, 1999 and March 31, 2000 were as follows:

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
       (Amounts in thousands, except number of shares and per share data)


5.   DISCONTINUED OPERATIONS (continued)


                                                                             December 31                       March 31
                                                                           --------------                  --------------
                                                                       1999              1999          2000              2000
                                                                       RMB               US$           RMB               US$
                                                                       ----              ----          ----              ----
Cash and bank balances                                                1,248               151           199                24
Inventories                                                          16,819             2,033        21,176             2,559
Accounts receivables                                                  3,413               412         6,694               809
Prepayment, deposit and other receivables                               199                24            49                 6
                                                                    -------           -------     ---------           -------
Current assets                                                       21,679             2,620        28,118             3,398
Property, plant and equipment, net                                   11,849             1,432        11,362             1,373
Goodwill  *                                                               -                 -             -                 -
Long term investment                                                    151                18           157                19
                                                                  ---------          --------     ---------          --------
                                                                     33,679             4,070        39,637             4,790
                                                                  ---------          --------     ---------          --------

Accounts payable                                                     (2,225)             (269)       (4,113)             (497)
Other payables                                                       (5,178)             (626)       (8,176)             (988)
Taxes other than income                                                 (76)              (10)            -                 -
Due to holding company                                              (31,739)           (3,835)      (32,818)           (3,966)
                                                                  ---------          --------     ---------          --------
Current liabilities                                                 (39,225)           (4,740)      (45,107)           (5,451)
                                                                  ---------          --------     ---------          --------
Net assets/(deficieny in assets)                                     (5,546)             (670)       (5,470)             (661)
                                                                  =========          ========     =========          ========
* Goodwill of Southwest Products comprised:
   Cost                                                              10,760             1,300             -                 -
   Less :  Amortization                                                (832)             (101)            -                 -
   Less :  Write-off                                                ( 9,928)          ( 1,199)            -                 -
                                                                  ---------          --------     ---------          --------
                                                                          -                 -             -                 -
                                                                  =========          ========     =========          ========

6.   SECURED PROMISSORY NOTE

     A promissory note for US$ 5,000 (RMB 41,600) (the "Promissory Note") was issued in 1995 to Asean Capital Limited ("Asean") in connection with the Share Exchange Agreement and was secured by a continuing security interest in all of the Company's right, title and interest in the outstanding capital stock of its wholly-owned subsidiary China Bearing. The Promissory Note is denominated and repayable in full in United States dollars, and bears interest at 8% per annum.

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


7.   CONVERTIBLE DEBENTURES AND INSTALLMENT LOAN

     Pursuant to a Subscription Agreement dated August 2, 1996, (the "Subscription Agreement"), among China Bearing, Asean Capital Limited, China International Bearing Holdings Limited, the Company and Southwest Products (collectively, the "Sunbase Group"); Glory Mansion Limited, Wardley China Investment Trust, MC Private Equity Partners Asia Limited and Chine Investissement 2000 (collectively the "Investors"), on August 23, 1996, China Bearing issued an aggregate of US$ 11,500 principal amount of convertible debentures (the "Convertible Debentures") to the Investors. Unless the Convertible Debentures were converted, the Convertible Debentures are due and payable in August, 1999 (the "Maturity Date").

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

     The Convertible Debentures are required to be redeemed on the Maturity Date at its principal amount outstanding, together with any accrued but unpaid interest, together with an amount that would enable the Investors to yield an aggregate internal rate of return ("IRR") of 12% per annum on the cost of their investment.

     However, due to the occurrence of certain events of default, as defined in the Subscription Agreement in 1997, the Convertible Debentures shall automatically become immediately due and payable in full by the Company at the principal amount outstanding together with accrued but unpaid interest together with an amount that would enable the Investors to yield an aggregate IRR on their investment of 19.75% per annum. Events of default include the delisting of the shares from NASDAQ or its suspension thereof; default in performance after failure to cure after notice; failure to pay principal or interest; failure to pay indebtedness for borrowed money bankruptcy, insolvency or unsatisfied judgment; failure to achieve earning per common share of at least US$0.55 for fiscal years commencing January 1, 1996; and accounts receivable reaching a certain level in relation to net sales.

     Due to the failure of the Company to achieve the required minimum earnings per common share of US$0.55 in 1997, an event of default occurred. As a result, interest was being accrued at the rate of 19.75% per annum. Pursuant to a Settlement Agreement reached in October 16, 1998 with the Debenture Holders, the Debenture Holders agreed not to demand the immediate repayment of the Convertible Debentures. In addition, the aggregate principal amount of the Convertible Debentures (plus simple interest at a rate of 12.375% per annum until July 22, 1998 less interest paid) was restructured as a Installment Loan in an aggregate principal amount of US $13,173. The debt, which carries a simple interest rate of 10% per annum, is required to be repaid over a period of three years ending on July 23, 2001. As part of the settlement, the Company also issued 466,667 shares of Common Stock to the Debenture Holders, which are not transferable for a period of three years. The members of the Sunbase Group agreed that 50% of any public market funds raised by the Company or its subsidiaries will be applied immediately towards discharging the then outstanding debt and interest accrued thereon.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES


                       NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)

     7.  CONVERTIBLE DEBENTURES AND INSTALLMENT LOAN (continued)

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

     The principal balance of the Installment Loan was restated to the face value together with any unpaid interest expenses calculated at the rate of 19.75% as entitled in the Subscription Agreement, after adjusting the fair value of the common stocks issuable on debt restructuring. The fair value of the common stocks issuable on debt restructuring was RMB 2,905, being the market value of the Company's trading stocks at October 16, 1998. Thereafter, the interest expenses of the Installment Loan was charged to the profit and loss account on a discounted basis.

     The Installment Loan bears an effective interest of 5.6% per annum and is repayable with a repayment schedule as set out in the Settlement Agreement.

     Pursuant to an undertaking as a supplement to the Settlement Agreement, Asean Capital unconditionally and irrevocably guarantees and undertakes to each of the Debenture Holders that for so long as any of the obligations of the Company under the Settlement Agreement remain outstanding the full due and punctual payment of all sums now or subsequently payable under the Settlement Agreement by China Bearing and agrees to perform or procure the performance of such payment obligations of China Bearing. Pursuant to the Settlement Agreement, the holding company of Asean Capital, Sunbase International Holdings Limited ("Sunbase International") undertakes to each of the Debenture Holders that Sunbase International shall not reduce its current issued beneficial shareholdings (being 100%) in the share capital of Asean Capital. In addition, one of the subsidiaries of Sunbase International, Extensive Resources Limited ("ERL") further granted a charge over 1,000,000 issued shares in the capital of Tianjing Development Holdings Limited held by ERL in favour of the trustee for and on behalf of the Debenture Holders. Tianjing Development Holdings Limited is a company listed in the Hong Kong Stock Exchange. The market value of the pledged shares was RMB3,650 at March 31, 2000.

The maturity of the Installment Loan was as follows:

                                             RMB
      Payable in period ending
       -   March 31, 2000                       30,260
       -   March 31, 2001                       35,938
       -   July 23, 2001                        49,599
                                               -------
                                               115,797
                                               =======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000 (Amounts in thousands, except number of shares and per share data)


7.   CONVERTIBLE DEBENTURES AND INSTALLMENT LOAN (continued)

     Since March 1999, default in repayment has been noted and, in accordance with the Settlement Agreement, the creditors of the Installment Loan are entitled to accelerate repayment of the principal amount outstanding together with the unpaid interest. Accordingly, the unpaid balance of the Installment Loan was classified as a current liability as at March 31, 2000.

     On March 1, 2000, the same parties of the Settlement Agreement further entered into a supplemental agreement (the "Supplemental Agreement") stating that (i) the Company shall, upon the receipt of the proceeds from the sale of Southwest Products pursuant to the Stock Purchase Agreement as mentioned in above, repay US$2,600 for the partial settlement of the overdue portion of the Installment Loan; (ii) the creditors requested that the remaining portion of the overdue installments shall be immediately due but agreed not to demand immediate settlement of the undue portion which shall remain at the original repayment schedule, as set out in the Settlement Agreement; (iii) one of the guarantors, ERL agreed to grant a new charge on certain pledged listed shares, as mentioned above, in favor of the trustee of the Debenture Holders; and (iv) the guarantee from Southwest Products shall be released upon the settlement of US$2,600, as mentioned above.

     On April 28, 2000, the sale of Southwest Products was completed. A payment of US$2,600 was made for the partial settlement of the overdue portion of the Installment Loan and the guarantee from Southwest Products was released by the creditors.

ITEM 2  -   Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

OVERVIEW

      The Company continued to face difficulties in the first quarter of 2000 brought forward from the fourth quarter of 1999. Among these difficulties are the continued declining demand for bearings in the PRC, the inability to recovering debts due from state owned enterprises customers, severe competitions in the bearing industry and continuing excessive production capacity in the industry. The aforesaid factors collectively contributed to the persisting adverse financial results in the first quarter of 2000. However, we can, when comparing with the fourth quarter of 1999 and the first quarter of 2000 noted slight improvement. This slight improvement was mainly caused by the general economic improvement in the PRC. For instance, the deflation situation has improved from 3% in 1999 to 2.1% in the first quarter of 2000. We hope that the situation will continue to improve with the government's stimulation policies on the economy in the past eighteen months to take effect.

     The sale of Southwest Products was completed on April 28, 2000. As the Company retained a share of Southwest's net assets amounting to RMB27,269(US$3,295) in 2000, which did not exceed the net proceeds of US$3,335, consequently no anticipated loss on sale of Southwest Products was noted. The Company had not attracted any capital gain tax liability as a result of the sale of Southwest Products. See Note 5 to the Company's 2000 consolidated condensed financial statements.


     Unless otherwise indicated in this Item 2, all RMB and U.S. Dollar amounts except per share information are expressed in thousands ('000).

RESULTS OF OPERATION

     The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended March 31, 1999 and 2000.

                                                        Three Months Ended March 31,
                                                   ----------------------------------------
                                                          1999                     2000
                                                          ----                     -----
                                                     RMB         %           RMB           %
                                                  --------    ------       --------     ------
Net sales                                          113,340         100        148,498      100
Cost of sales                                     (108,921)     ( 96.1)      (147,420)   (99.3)
                                                  ---------     -------      ---------   ------
Gross profit                                         4,419         3.9          1,078      0.7

Selling expenses                                    (5,880)       (5.2)        (5,836)    (3.9)
General and administrative expenses                (10,110)       (8.9)       (12,836)    (8.7)
Interest expenses                                  (15,906)      (14.0)       (15,096)   (10.1)
                                                  ---------     -------      ---------   ------

Operating loss before minority interests           (27,477)      (24.2)       (32,690)   (22.0)
Minority interests                                  12,292        10.8         14,755      9.9
                                                  ---------     -------      ---------   ------
Net loss from continuing operations                (15,185)      (13.4)       (17,935)   (12.1)
Net (profit)/loss from discontinued
 operations                                           (454)       (0.4)           115      0.1
                                                  ---------     -------      ---------   ------
                                                   (15,639)      (13.8)       (17,820)   (12.0)
                                                  =========     =======      =========   ======


Net Sales
---------

     Net sales for the Company from continuing operations for the three months ended March 31, 2000 increased by RMB 35,158 or 31% to RMB 148,498, as compared to RMB 113,340 for the three months ended March 31, 1999. The increase in net sales for the three months ended March 31, 2000 was due to the increase in the sale of existing inventories, which in turn has enhanced the liquidity position of the Company.

Cost of Sales/Gross Profit
--------------------------

     Cost of sales for the Company from continuing operations for the three months ended March 31, 2000 increased by RMB 38,499 or 35.3% to RMB 147,420 as compared to RMB 108,921 for the three months ended March 31, 1999. The cost of sales for the three months ended March 31, 2000 and 1999 was calculated using the gross profit method by reference to average annual gross profit ratios.

     The Company's gross profit from continuing operations for the three months ended March 31, 2000 decreased by RMB 3,341 or 75.6% to RMB 1,078 as compared to RMB 4,419 for the three months ended March 31, 1999. Gross profit as a percentage of revenue also decreased from 3.9% for the three months ended March 31, 1999 to 0.7% for three months ended March 31, 2000. This reduction in gross profit was attributable to the Company's continuing acceptance of some very low-priced orders in order to maintain its production to cover some of its fixed cost as well as to maintain its market share.


Selling Expenses
----------------

     Selling expenses for the Company from continuing operations for the three months ended March 31, 2000 was RMB5,836 as compared to RMB5,880 for the three months ended March 31, 1999, a slight decrease of 1.3% as a percentage to net sales. Selling expenses as a percentage of net sales decreased to 3.9% as compared to 5.2% for the three months ended March 31, 1999. This improvement was caused by the adoption of certain cost-cutting measures since the fourth quarter of 1999 and shall continue in 2000.


General and Administrative Expenses
-----------------------------------

     General and administrative expenses for the Company from continuing operations for the three months ended March 31, 2000 increased by RMB 2,726 or 26.9% to RMB 12,836 as compared to RMB 10,110 for the three months ended March 31, 1999. The increase was mainly caused by the increase in travelling expenses relating to the Company's continued effort in recovering accounts receivable due from its customers and finding and developing new customers and markets.


Interest Expenses
-----------------

     Interest expenses for the Company from continuing operations for the three months ended March 31, 2000 remained essentially unchanged from 1999.


Net loss from continuing operations
-----------------------------------

     As a result of the aforementioned factors, net loss from continuing operations increased by RMB 2,750 or 18.1% to RMB 17,935 for the three months ended March 31, 2000 as compared to RMB 15,185 for the three months ended March 31, 1999.

Net profit from discontinued operations
---------------------------------------

     The Company's recorded net profit from discontinued operations of RMB 115 for the three months ended March 31, 2000 as compared to net loss of RMB 454 for the three months ended March 31, 1999. This improvement resulted primarily from increased sales for the period.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

     Net cash used in operating activities from continuing operations was RMB 2,816 for the three months ended March 31, 2000, as compared to RMB 9,281 for the three months ended March 31, 1999. The decrease in use of cash in operating activities from continuing operations is primarily due to the increase in income tax payable and decrease in due from related companies.

     The Company's negative working capital was RMB388,870 at March 31, 2000 as compared to RMB 371,373 at December 31, 1999, and working capital of RMB 45,500 at March 31, 1999 and the Company's current ratio at March 31, 2000 was 0.74:1 as compared to 0.74:1 at December 31, 1999 and 1.04:1 at March 31, 1999.

Investing activities

     Capital expenditure for the three months ended March 31, 2000 of RMB 2,899 consisted of cost relating to the renovation of existing facilities and equipment, and were financed by internally generated funds, short-term and long term bank loans. The Company does not expect to spend more than the minimum required to maintain its equipment and facilities in 2000. As of March 31, 2000, the Company had no outstanding capital expenditure commitments. There were no other material capital expenditures expected in the near future.

Financing activities

     The Company has historically relied on both short-term and long-term bank loans from Chinese banks to support its operating requirements. Short-term bank loans, which have terms ranging from three months to six months, are utilized to finance operating requirements and capital requirements and are renewed on a revolving basis. Long-term bank loans are utilized to fund capital expansion projects. During the three months ended March 31, 2000, the net increase in bank loans (after deducting repayment) was RMB 1,000. The Company believes that it will be able to continue to maintain and expand its bank borrowings under its current lending arrangements.

     After the completion of the sale of Southwest Products and the execution of the Supplemental Agreement referred to below, the Company has retained US$735 of the proceeds as additional working capital. There can be no assurance that the Company's business will generate cash flow that, together with additional financing, to the extent available, will be sufficient to allow the Company to meet its requirements for working capital and debt payments.

     In August 1996, China Bearings issued U.S.$11.5 million aggregate principal amount of the Convertible Debentures to three investors. The Convertible Debentures were convertible, at the option of the Debenture Holders in whole or in part, at any time into shares of Common Stock of the Company. The Conversion Price was initially US$5.00 per share, subject to adjustment for (a) a change in par value of the Common Stock, (b) the issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) a rights offering at a price which is less than the lower of the then market price of the Common Stock or the Conversion Price, (e) the issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price of the Common Stock or the Conversion Price, (f) the issuance of shares at a price per share which is less than the lower of the then market price of the Common Stock or the Conversion Price and (g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ended December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such period. Due to the Company's failure to achieve the projected cumulative audited earnings per common share of US$1.79 for the two years ended December 31, 1997, the Conversion Price was adjusted to US$1.84 per share pursuant to the terms of the Subscription Agreement.

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

     At maturity, the Convertible Debentures were required to be redeemed at a redemption price equal to the principal amount then outstanding plus any accrued but unpaid interest, together with an amount sufficient to enable the Debenture Holders to receive an aggregate IRR of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Subscription Agreement occurred, the Convertible Debentures become automatically due and payable at the principal amount outstanding together with accrued and unpaid interest and an amount that would enable the Debenture Holders to yield an aggregate IRR on their investment of 19.75% per annum. Events of default included breach of covenants after failure to cure after notice, failure to pay principal or interest, failure to pay indebtedness for borrowed money, certain events of bankruptcy or insolvency, judgement defaults, failure to achieve earnings per common share of at least US $0.55 for each fiscal year commencing January 1, 1996, accounts receivable reaching a certain level in relationship to net sales and delisting or suspension of trading of the Company's Common Stock from Nasdaq.

     Due to the failure of the Company to achieve the required minimum earnings per common share of US$0.55 in 1997, an event of default occurred. As a result, interest accrued at the default rate of 19.75% per annum. Pursuant to a Settlement Agreement reached in October 1998 with the Investors, the Investors agreed not to demand the immediate repayment of the Convertible Debentures. In addition, the aggregate principal amount of the Convertible Debentures (plus simple interest at a rate of 12.375% per annum until July 22, 1998 less interest paid) was
restructured as a Installment Loan in an aggregate principal amount of US$13,173. The debt, which carries a simple interest rate of 10% per annum, is required to be repaid over a period of three years ending on July 23, 2001. As part of the settlement, the Company also issued 466,667 shares of Common Stock to the Investors, which are not transferable for a period of three years. The members of the Sunbase Group agreed that 50% of any public market funds raised by the Company or its subsidiaries would be applied immediately towards discharging the then outstanding debt and interest accrued thereon.

     The obligations of China Bearing under the Settlement Agreement are guaranteed by other members of the Sunbase Group on an at least pari passu basis with the guarantors' other present and future unsecured and unsubordinated obligations.

     On March 1, 2000, the Company entered into the Settlement Agreement with the creditors. Pursuant to the Supplemental Agreement, the Company promised, upon the receipt of the consideration from the sale of Southwest Products, to pay US$2,600 as partial settlement of the overdue portion of the Installment Loan and the creditors agreed that the remaining undue portion of the Convertible Debentures is repayable on the schedule originally set out in the Settlement Agreement.

     China Bearing has failed to make the scheduled monthly payments under the Settlement Agreement since March 23, 1999. The total amount of principal and interest due as of March 31, 2000 are $3,657 and $733 respectively. Upon the completion of Southwest Product's sale on April 28, 2000, a payment of $2,600 was made as partial settlement of outstanding debt under the Settlement Agreement. After the payment, the total amount of principal and interest past due as of April 23, 2000 are $1,402 and $198 respectively. Thus, the Company, China Bearing and the other members of the Sunbase International will continue to seek further equitable resolution with the Debenture Holders regarding these amounts. While the Company believes that a workable solution can be reached with the Debenture Holders in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.

     In connection with the acquisition by the Company of its interest in Harbin Bearing from Asean Capital, in addition to shares of Common Stock issued by the Company to Asean Capital, the Company issued a promissory note for US $5,000 (RMB 41,600) (the "Promissory Note"). The Promissory Note is secured by a continuing security interest in all of the Company's right, title and interest in the outstanding capital stock of its wholly-owned subsidiary, China Bearing. The Promissory Note is denominated and repayable in full in US dollars, and bears interest at a rate of 8% per annum. In connection with the issuance of the Convertible Debentures, Asean Capital agreed that for so long as any of the Convertible Debentures are outstanding, no amounts may be repaid by the Company on the Promissory Note unless there is sufficient working capital and the repayment is made in accordance with the following schedule:

Payment Period                              Amount
--------------                              ------
August 1, 1996 to July 31, 1997             up to US$2,000 plus accrued interest
August 1, 1997 to July 31, 1998             up to US$1,500 plus accrued interest
August 1, 1998 to July 31, 1999             up to US$1,500 plus accrued interest

     In accordance with this schedule, a principal payment of US$2,000 (RMB 16,700) was made in September 1996. As a result of the Company's current financial position, the directors do not expect to make any other repayments in the foreseeable future.

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

INFLATION / DEFLATION AND CURRENCY MATTERS

     In recent years, the Chinese economy has experienced periods of rapid economic growth and high rates of inflation, which have from time to time, led to the adoption by the Chinese government of various corrective measures designed to regulate growth and control inflation. Since 1998, the general inflation rate in the PRC was under control, with the PRC experiencing a 2.1% deflation in prices for the three months ended March 31, 2000 (1999: minus 3.0%). Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     The Company continually monitors the effects of inflation and deflation. In view of the change in market conditions and increased competition, the Company in an inflationary market may be unable to raise its prices to shift a portion of the inflated costs to customers, and the Company in a deflationary market may be forced to lower its prices to maintain competitive prices. The price of bearing steel, the major raw material used by the Company, remained fairly stable during, 1998, 1999 and the first quarter of 2000.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies.

     Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

     Although the Company has export ambitions, historically, substantially all of the Company's sales from businesses that it continues to own and operate have been domestic and settled in RMB. Moreover, historically, substantially all of the Company's costs from businesses that it continues to own and operate have been incurred in RMB. It is possible, however, that the revenue/cost profile of the Company could change in the future, and if it does, then it is possible that a devaluation of the RMB against the US Dollar could have a material adverse effect upon the results of operations. Currently, all of the Company's bank debts are denominated in RMB. However, the Company has indebtedness in respect of the Convertible Debentures that is denominated in US dollars, so that a devaluation of the RMB against the US Dollar could have a material adverse effect upon the Company's financial position. Although prior to 1994 the RMB experienced significant devaluation against the US Dollar, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$1.00 to RMB
8.32 at December 31, 1995, RMB 8.3 at December 31, 1996, RMB 8.3 at December 31, 1997, RMB 8.3 at December 31, 1998, RMB 8.275 at December 31, 1999 and RMB 8.275
at March 31, 2000. The People's Bank of China has declared its intention not to devalue the RMB. However, it is possible that competitive pressures resulting from the significant devaluation of other Asian currencies will ultimately force the Government of China to reconsider its position on devaluation of the RMB.


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

Potential Acceleration of Amounts due under the Settlement Agreement

     As a result of the failure by China Bearing to make scheduled monthly payments due under the installment provisions of the Settlement Agreement, the Debenture Holders have the right to accelerate the payment of all amounts due under the Settlement Agreement, as well as the right to exercise all other remedies available to them under the subscription agreement pursuant to which the Convertible Debentures were purchased. While the Company believes that an equitable resolution may be reached with the Debenture Holders of this indebtedness no assurances can be given in this regard and any acceleration would have a severe negative effect on the liquidity of the Company.

Substantial Leverage; Inadequacy of Earnings to Cover Fixed Charges

     As at March 31, 2000, the Company has, on a consolidated basis, total indebtedness of approximately RMB 866,837 (US$ 104,754), resulting in a ratio of debt to total capitalization of 671:1 at that date. Substantially all of such indebtedness is denominated in RMB.

     The Company will require substantial cash flow to meet its repayment obligations on its indebtedness, as well as on any future additional indebtedness it may incur. In the first quarter of 2000, the Company's earnings were inadequate to cover fixed charges by approximately RMB 133,617 (US $16,147) (Note: For purposes of this calculation, the term "fixed charges" means the total amount of debt service (principal and interest) due under the Convertible Debentures, as modified by the Settlement Agreement, during the first quarter of 2000. The Promissory Note issued to Asean Capital did not appear to be meaningful for purposes of this calculation because the Promissory Note is subordinated to the Convertible Debentures and was issued to a related party. (The term "earnings" means net loss from continued operations during the first quarter of 2000. Thus, for this calculation, the first quarter of 2000 net loss was simply added to the first quarter of 2000 debt service under the Convertible Debentures, as modified by the Settlement Agreement.)

     The ability of the Company to make scheduled interest payments on, and retire at maturity the principal of, its indebtedness is dependent on the Company's future performance. However, the Company experienced net loss from continuing operations and negative cash flow from continuing operations of RMB 9,784 and RMB 2,816 for the period ended March 31, 2000, and RMB 15,185 and RMB 9,281 for the period ended March 31, 1999, respectively. The Company expects that net losses may continue for the foreseeable future in view of the current economic situation in China and many other factors beyond its control. In addition, the Convertible Debentures and the Settlement Agreement impose significant operating and financial restrictions on the Company. Such restrictions limit the Company's ability to create liens and its use of the proceeds from certain asset sales. These factors may make the Company more vulnerable to economic and industry downturns, limit its ability to obtain additional financing to fund future working capital requirements, capital expenditures or other general corporate purposes, and reduce its flexibility in responding to changing business or economic conditions or to a substantial decline in operating results.

     The Company may require substantial additional funds in the event it fails to meet its projected operating results or its needs exceed its projected capital requirements. The Company's future sources of financing may include equity and debt financing. Accordingly, the Company may be required to refinance a substantial portion of its indebtedness since cash flow from operations may be inadequate to meet payment obligations arising from its long-term indebtedness. There can be no assurance that the Company will be able to raise necessary debt and/or equity proceeds to meet these debt obligations or that the Company will have requisite access to capital markets on acceptable terms.

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

Foreign Currency Risk

     Although the Company has export ambitions, historically, substantially all of the Company's sales from businesses that it continues to own and operate have been domestic and settled in RMB. Moreover, historically, substantially all of the Company's costs from businesses that it continues to own and operate have been incurred in RMB. Thus, the functional currency of Harbin Bearing and the Company's other PRC subsidiaries is the RMB. It is possible, however, that the revenue/cost profile of the Company could change in the future, and if it does, then it is possible that a devaluation of the RMB against the US Dollar could have a material adverse effect upon the results of operations.

     Currently, all of the Company's bank debts are denominated in RMB. However, the Company has indebtedness under the Settlement Agreement (and under the Convertible Debentures and Subscription Agreement in the event a satisfactory settlement can not be made pursuant to default under the Settlement Agreement) that is denominated in US dollars, so that a devaluation of the RMB against the US Dollar could have a material adverse effect upon the Company's financial position.

     As a result of the foregoing factors, the Company is subject to risk from fluctuations in the value of the RMB relative to the US dollar.

     The RMB is translated into U.S. dollars in consolidation, and will result in cumulative translation adjustments which are included in other comprehensive income (loss). For the first quarter of 2000, the potential effect on other comprehensive income (loss) resulting from a hypothetical 5%, 10% and 20% weakening in the quoted RMB rate against the U.S. dollar would have resulted in a $7, $14 and $26 decrease in consolidated stockholders' equity and a $103, $196 and $359 decrease in net loss as of March 31, 2000. The same hypothetical movements would have resulted in an RMB 5,790, RMB 11,580 and RMB 23,159 increase in the amount of debt service payable by the Company under the Settlement Agreement in the first quarter of 2000. Actual results may differ.

Interest Rate Risk

     The Company's bank loans are all fixed rate and denominated in RMB. Fixed rates range between 6.435% per annum and 9.24% per annum for short-term loans, and between 3.7% per annum and 15.12% per annum for long-term loans. The total amount of short-term bank loans outstanding as of March 31, 2000 was RMB 576,652 with an effective interest rate of 8.085% per annum. The total amount of long-term bank loans outstanding as of March 31, 2000 was RMB 168,974, with an effective interest rate of 8.4% per annum. In addition, the Company has indebtedness of RMB 115,797 and accrued interest payable of RMB4,102 under the Settlement Agreement (and under the Convertible Debentures and Subscription Agreement in the event a satisfactory settlement can not be made pursuant to default under the Settlement Agreement) at fixed rates of interest. As such, the Company is exposed to interest rate risk on its long-term bank loans and in respect of its indebtedness under the Settlement Agreement (or Convertible Debentures and Subscription Agreement). Given banking practices in the PRC, the Company believes that it will be able to refinance its long-term bank loans at market rates whenever they drop significantly below the fixed rates specified on its long-term bank loans. At present, the Company believes that the risk of a significant drop in relevant market interest rates during the term of the debt under the Settlement Agreement is remote; however, the Company may consider entering into hedge transactions if such a risk is perceived to increase.

Item 1       Legal Proceedings

             There are no material developments.

Item 2       Changes in Securities and Use of Proceeds

             None

Item 3       Defaults Upon Senior Securities

                    China Bearing has failed to make the scheduled monthly
             payments under the Settlement Agreement since March 23, 1999. The total amount of principal and interest due as of March 31, 2000 and US$3,657 and US$733 respectively. Upon the completion of Southwest Products' sale on April 28, 2000, a payment of US$2,600 was made as partial settlement of outstanding debt under the Settlement Agreement. After the payment, the total amount of principal and interest past due as of April 23, 2000 are US$1,402 and US$198 respectively. Thus, the Company, China Bearing and the other members of the Sunbase International will continue to seek further equitable resolution with the Debenture Holders regarding these amounts. While the company believes that a workable solution can be reached with Debenture Holders in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.

Item 4       Submission of Matters to a Vote of Security Holders

             None

Item 5       Other Information

             None

Item 6       Exhibits and Reports on Form 8-K

             (a)    Exhibits:

             11 Computation of Earnings per common share

             27  Financial Data Schedule

             (b)    Reports on Form 8-K:

             Three months ended March 31, 2000: None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SUNBASE ASIA INC.
                                               ----------------------------
                                               (Registrant)



Date:        May 24, 2000                      By:  /s/ Gunter Gao
                                               ------------------------
                                               Gunter Gao
                                               Chairman, President and
                                               Chief Executive Officer


Date:        May 24, 2000                      By:  /s/ (Roger) Li Yuen Fai
                                               ----------------------------
                                               (Roger) Li Yuen Fai
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)