Form 10-Q
period 2000-06-30
SUNBASE ASIA INC
filed 2000-08-14
CIK 95626

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 2000.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to
                               ----------    ----------

                          Commission File No.  0-3132

                              SUNBASE ASIA, INC.
            (Exact name of Registrant as specified in its charter)

              Nevada                                           94-1612110
 (State or other jurisdiction of                             (I.R.S.Employer
   incorporation or organization)                        Identification Number)

                         28/F, China Merchants Tower,
                               Shun Tak Centre,
                        168-200 Connaught Road Central,
                                   Hong Kong
                   (Address of principal executive offices)

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

As of August 14, 2000, the Company had 14,118,867 shares of common stock issued and outstanding.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                      -----------------------------------
INDEX

                                                                                                           Page
                                                                                                           ----
PART I:  FINANCIAL INFORMATION

         Item 1 -- Financial statements

                   Consolidated Condensed Balance Sheets (unaudited)
                   - December 31, 1999 and June 30, 2000                                                    3-5

                   Consolidated Condensed Statements of Income (unaudited)
                   -  Three months and Six months ended June 30, 1999 and 2000                              6-7

                   Consolidated Condensed Statements of Cash Flows (unaudited)
                   -  Six months ended June 30, 1999 and 2000                                               8-9

                   Notes to Consolidated Condensed Financial Statements
                   (unaudited)
                   - Three months and Six months ended June 30, 1999 and 2000                             10-21

         Item 2 -- Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                          22-36

         Item 3 -- Quantitative and Qualitative Disclosures about
                   Market Risk                                                                            36-37

PART II: OTHER INFORMATION

         Item 6 -- Exhibits and Reports on Form 8-K                                                          38

SIGNATURES                                                                                                   39

EXHIBIT 11  Computation of Earnings Per Common Share                                                      40-41

                         PART I.  FINANCIAL INFORMATION


ITEM 1 - Financial Statements
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                   AS OF DECEMBER 31, 1999 AND JUNE 30, 2000
                     (Amounts in thousands, except number
                         of shares and per share data)


                                                        12/31/99               6/30/00

                                         Notes        RMB        US$        RMB         US$
                                                      ---        ---        ---         ---
ASSETS
Current assets
  Unrestricted cash and bank balances                8,420      1,018     31,193      3,769
  Accounts receivable, net                         380,986     46,040    415,305     50,188
  Notes receivable                                   2,148        259        220         27
  Inventories, net                        4        448,121     54,153    380,443     45,975
  Other receivables                                 25,848      3,123     72,746      8,791
  Due from related companies                       192,589     23,273    204,462     24,708
                                                 ---------  ---------  ---------  ---------
Total current assets                             1,058,112    127,866  1,104,369    133,458
Fixed assets                                       486,665     58,811    454,402     54,913
Net assets of discontinued operations      5        26,193      3,165          -          -
                                                 ---------  ---------  ---------  ---------
Total assets                                     1,570,970    189,842  1,558,771    188,371
                                                 =========  =========  =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short term bank loans                             575,652     69,565    582,012     70,334
  Installment Loan, current portion                115,797     13,993     93,036     11,243
  Interest payable on Installment Loan               4,102        496      6,607        798
  Long term bank loans, current portion            168,974     20,420     81,025      9,792
  Accounts payable                                 138,840     16,778    159,679     19,297
  Accrued liabilities and other payables           178,916     21,621    325,346     39,315
  Short term obligations under capital leases       22,774      2,752     22,773      2,752
  Secured promissory note                     6     24,825      3,000     24,825      3,000
  Income tax payable                                40,703      4,918     65,484      7,913
  Taxes other than income                           75,140      9,081     83,294     10,066
  Due to related companies                          83,762     10,123     21,605      2,612

                                                 ---------  ---------  ---------  ---------
Total current liabilities                        1,429,485    172,747  1,465,686    177,122
Long term obligations under capital leases          24,777      2,994     13,390      1,618
Minority interests                                  97,596     11,794     79,151      9,565
                                                 ---------  ---------  ---------  ---------
                                                 1,551,858    187,535  1,558,227    188,305


                                                                   Continued/...

 The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
       AS OF DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED) (CONTINUED)
                     (Amounts in thousands, except number
                         of shares and per share data)

                                                                12/31/99                      6/30/00
                                                   ----------------------------    -------------------------
                                                         RMB             US$            RMB           US$
                                                   ------------     -----------    -----------    ----------
Shareholders' equity:
Common Stock, par value US$ 0.001 each,
  50,000,000 shares authorized;
  14,118,867 (1999: 14,118,751) shares                   119               14            119            14
  issued, and fully paid-up
Preferred Stock, par value US$ 0.001 each,
   25,000,000 shares authorized;
      Convertible Preferred Stock - Series A;
      36 shares issued and outstanding                44,533            5,381         44,533         5,382
      Contributed surplus                            217,953           26,338        217,953        26,339
Reserves                                              28,052            3,389         28,052         3,390
Accumulated other comprehensive income                 1,377              166            986           119
Accumulated losses                                  (272,922)         (32,981)      (291,099)      (35,178)
                                                 -----------        ---------     ----------    ----------
Total shareholders' equity                            19,112            2,307            544            66
                                                 -----------       ----------     ----------    ----------
Total liabilities and shareholders' equity         1,570,970          189,842      1,558,771       188,371
                                                 ===========       ==========     ==========    ==========


  The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)

                                                         Six Months Ended June 30,            Three Months Ended June 30,
                                                         -------------------------            ---------------------------
                                                      1999         2000         2000         1999         2000         2000
                                       Notes           RMB          RMB          US$          RMB          RMB          US$
                                               -----------  -----------  -----------  -----------  -----------  -----------
Net sales to
  -  Third parties                                 208,570      270,989       32,748      101,718      130,931       15,823
  -  Related parties                                13,184       26,787        3,237        6,696       18,346        2,217
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                                   221,754      297,776       35,985      108,414      149,277       18,040
Cost of sales                                     (213,107)    (279,680)     (33,798)    (104,186)    (132,260)     (15,983)
                                               -----------  -----------  -----------  -----------  -----------  -----------
Gross profit                                         8,647       18,096        2,187        4,228       17,017        2,057
Selling, general and
  Administrative expenses
  -  Third parties                                 (28,534)     (37,134)      (4,488)     (14,061)     (18,496)      (2,235)
  -  Related parties                                (3,583)      (1,407)        (170)      (2,066)        (702)         (85)
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                                   (32,117)     (38,541)      (4,658)     (16,127)     (19,198)      (2,320)
Interest expenses, net
  -  Third parties                                 (24,534)     (24,081)      (2,191)     (12,769)      (9,481)      (1,146)
  -  Related parties                                (4,141)       5,948          719            -        6,444          779
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                                   (28,675)     (18,133)      (1,472)     (12,769)      (3,037)        (367)
Net other income/(expenses)                              -        1,955          236            -        1,171          141
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                                         -        1,955          236            -        1,171          141
Operating income / (loss) before
   minority interests                              (52,145)     (36,623)      (4,446)     (24,668)      (4,047)        (489)
Minority interests                                  23,217       18,445        2,229       10,925        3,690          446
                                               -----------  -----------  -----------  -----------  -----------  -----------
Net income / (loss) from
  continuing operation                             (28,928)     (18,178)      (2,197)     (13,743)        (357)         (43)
Net loss from discontinued
  operation, net of income taxes                   (12,663)           -            -      (12,209)           -            -
                                               -----------  -----------  -----------  -----------  -----------  -----------
Net income / (loss)                                (41,591)     (18,178)      (2,197)     (25,952)        (357)         (43)
                                               ===========  ===========  ===========  ===========  ===========  ===========

Income per common share                   2
 -   Basic income / (loss) from
        Continuing operation                         (2.05)       (1.29)       (0.16)       (0.97)       (0.02)      (0.003)
                                               ===========  ===========  ===========  ===========  ===========  ===========
 -   Basic net income / (loss)                       (2.95)       (1.29)       (0.16)       (1.84)       (0.02)      (0.003)
                                               ===========  ===========  ===========  ===========  ===========  ===========

 -   Diluted income / (loss) from

 continuing operation                                (2.05)       (1.29)       (0.16)       (0.97)       (0.02)      (0.003)
                                               ===========  ===========  ===========  ===========  ===========  ===========

 -   Diluted net income / (loss)                     (2.95)       (1.29)       (0.16)       (1.84)       (0.02)      (0.003)
                                               ===========  ===========  ===========  ===========  ===========  ===========

Number of shares outstanding :            2
 -   Basic                                      14,118,751   14,118,867   14,118,867   14,118,751   14,118,867   14,118,867
                                               ===========  ===========  ===========  ===========  ===========  ===========
 -   Diluted                                    14,118,751   14,118,867   14,118,867   14,118,751   14,118,867   14,118,867
                                               ===========  ===========  ===========  ===========  ===========  ===========

The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                             (Amounts in thousand)

                                                                  Six Months Ended June 30
                                                              --------------------------------
                                                        1999             1999           2000          2000
                                                         RMB              US$            RMB            US$
                                                     -------           ------        -------        ------
Cash flows from operating activities:
Net loss                                             (41,591)          (5,012)       (18,178)       (2,195)
Adjustments to reconcile income to net cash
   used in (provided by) operating activities:
      Minority interests                             (23,217)          (2,797)       (18,445)       (2,229)
      Depreciation                                    36,364            4,381         38,231         4,620
      Share of net loss from discontinued
         operation                                    12,663            1,526              -             -
      Amortization of present value discount
         on deferred asset                               808               97              -             -
      Loss on disposal of fixed assets                     -                -            164            20
      Write-back of loss on disposal of                    -                -         (1,405)         (170)
      subsidiary under trust
Changes in operating assets and liabilities-
   (Increase) decrease in assets:
      Accounts receivable                            (62,338)          (7,509)       (33,307)       (4,025)
      Notes receivable                                 1,715              207          1,928           232
      Inventories                                     (9,852)          (1,187)        67,678         8,179
      Other receivables                              (11,794)          (1,421)       (46,898)       (5,667)
      Due from related companies                       8,582            1,027        (12,885)       (1,557)
Increase (decrease) in liabilities:
      Accounts payable                                 1,166              141         20,839         2,518
      Accrued liabilities and other payables          71,259            8,585         47,095         5,690
      Income tax payable                              19,678            2,370         24,781         2,995
      Taxes other than income                         (1,789)            (208)         8,154           985
      Due to related companies                        (9,949)          (1,198)       (62,157)       (7,511)
                                                  ----------        ---------    -----------    ----------
Net cash (used in) provided by operating
      Activities from Continuing operation            (8,295)            (998)        15,595         1,885
                                                  ----------        ---------    -----------     ---------
Cash flows from investing activities:
      Advances to subsidiaries proposed for
        Disposal                                        (745)             (90)             -             -
      Additions to fixed assets                       (2,114)            (255)        (6,132)         (741)

                                                             ---------         --------      ---------      --------
Net cash used in investing activities                           (2,859)            (345)        (6,132)         (741)
                                                             ---------         --------      ---------      --------
Cash flows from financing activities:
   Repayment on installment loan                                     -                -        (22,760)       (2,750)
   Interest payable on installment loan                              -                -          2,504           302
   Net sale proceeds on disposal of subsidiary
      under trust                                                    -                -         27,597         3,335
   Net increase / (decrease) in bank loans                      (3,138)            (379)         6,360           768
                                                             ---------         --------      ---------      --------
   Net cash (used in) provided by financing
      activities                                                (3,138)            (379)        13,701         1,655
                                                             ---------         --------      ---------      --------
Net increase / (decrease) in cash and cash
     equivalents                                               (14,292)          (1,722)        23,164         2,799
Translation difference                                               -                -           (391)          (48)
Cash and cash equivalents, at beginning of
   period                                                       19,075            2,298          8,420         1,018
                                                             ---------         --------      ---------      --------
Cash and cash equivalents, at end of period                      4,783              576         31,193         3,769
                                                             =========         ========      =========      ========
Non-cash transaction:
Financing of lease arrangements                                 10,246            1,234          8,780         1,061
                                                             =========         ========      =========      ========


The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)


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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)

2.   BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All material intercompany balances and transactions were eliminated on consolidation.

     The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position as at June 30, 2000, the results of operations for the six months ended June 30, 1999 and 2000, and the changes in cash flows for the six months ended June 30, 1999 and 2000 respectively. These adjustments are of a normal recurring nature.

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

     In 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for the six months ended June 30, 1999 and 2000 have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)

2.   BASIS OF PRESENTATION (continued)

     The exercise of outstanding warrants is not included as part of the assumption in the calculation of diluted earnings per share as the share price of the Company for the six months ended June 30, 1999 and 2000 was lower than the exercise prices.

     The diluted loss per share for the six months ended June 30, 2000 is the same as the basic loss per share as there was an antidilution effect which reduces the loss per share. The calculation which resulted in such an antidilution was based on the assumptions that the conversion rights under the Covertible Debentures had been fully exercised, at the adjusted exercise price as stated in note 7, and the redemption of preferred shares, both on January 1, 1998.

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)

3.   FOREIGN CURRENCY TRANSLATION AND EXCHANGE (continued)

     For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on June 30, 2000 of US$ 1.00 = RMB 8.275 No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on June 30, 2000 or at any other certain rate on June 30, 2000.

4.   INVENTORIES

     Inventories consist of the following at December 31, 1999 and June 30, 2000:

                                                  December 31, 1999                      June 30, 2000
                                                  -----------------                      -------------
                                                RMB                US$                RMB              US$
                                                ---                ---                ---              ---
Raw materials                               120,515             14,564            102,671           12,407
Work-in-progress                            126,888             15,334            110,663           13,373
Finished goods                              412,018             49,790            378,409           45,730
                                            -------            -------           --------          -------
                                            659,421             79,688            591,743           71,510
Less: Allowance for obsolescence           (211,300)           (25,535)          (211,300)         (25,535)
                                            -------            -------           --------          -------
Inventories, net                            448,121             54,153            380,443           45,975
                                            =======            =======           ========          =======

5.   DISCONTINUED OPERATIONS

                                                     December 31, 1999                  June 30, 2000
                                                     -----------------                  -------------
                                                    RMB             US$               RMB             US$
                                                    ---             ---               ---             ---
Cost of investment                               28,288           3,418                 -               -
Share of accumulated losses of the               ------         -------
  unconsolidated subsidiary                     (33,834)         (4,088)                -               -
                                                 ------         -------          --------       ---------
Net carrying value                               (5,546)           (670)                -               -
Due from the unconsolidated subsidiary           31,739           3,835                 -               -
                                                 ------         -------          --------       ---------
                                                 26,193           3,165                 -               -
                                                 ======         =======          ========       =========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)


5.  DISCONTINUED OPERATIONS (continued)

    The net assets of Southwest Products at December 31, 1999 and June 30, 2000 were as follows:-

                                                                           December 31                     June 30
                                                                           -----------                     ------
                                                                       1999              1999          2000             2000
                                                                        RMB               US$           RMB              US$
                                                                       ----              ----          ----             ----
Cash and bank balances                                                1,248               151             -                -
Inventories                                                          16,819             2,033             -                -
Accounts receivables                                                  3,413               412             -                -
Prepayment, deposit and other receivables                               199                24             -                -
                                                                     ------            ------        ------         --------
Current assets                                                       21,679             2,620             -                -
Property, plant and equipment, net                                   11,849             1,432             -                -
Goodwill  *                                                               -                 -             -                -
Long term investment                                                    151                18             -                -
                                                                     ------            ------        ------         --------
                                                                     33,679             4,070             -                -
                                                                     ------            ------        ------         --------

Accounts payable                                                     (2,225)             (269)            -                -
Other payables                                                       (5,178)             (626)            -                -
Taxes other than income                                                 (76)              (10)            -                -
Income taxes                                                             (7)                -
Due to holding company                                              (31,739)           (3,835)            -                -
                                                                     ------            ------        ------         --------
Current liabilities                                                 (39,225)           (4,740)            -                -
                                                                     ------            ------        ------         --------
Net assets/(deficieny in assets)                                     (5,546)             (670)            -                -
                                                                     ======             =====        ======         ========
* Goodwill of Southwest Products comprised:
  Cost                                                               10,760             1,300             -                -
  Less :  Amortization                                                 (832)             (101)            -                -
  Less :  Write-off                                                  (9,928)           (1,199)            -                -
                                                                     ------            ------        ------         --------
                                                                          -                 -             -                -
                                                                     ======            ======        ======         ========

6.   SECURED PROMISSORY NOTE

     A promissory note for US$ 5,000 (RMB 41,600) (the "Promissory Note") was issued in 1995 to Asean Capital Limited ("Asean") in connection with the Share Exchange Agreement and was secured by a continuing security interest in all of the Company's right, title and interest in the outstanding capital stock of its wholly-owned subsidiary China Bearing. The Promissory Note is denominated and repayable in full in United States dollars.

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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)

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

     Pursuant to an undertaking as a supplement to the Settlement Agreement, Asean Capital unconditionally and irrevocably guarantees and undertakes to each of the Debenture Holders that for so long as any of the obligations of the Company under the Settlement Agreement remain outstanding the full due and punctual payment of all sums now or subsequently payable under the Settlement Agreement by China Bearing and agrees to perform or procure the performance of such payment obligations of China Bearing. Pursuant to the Settlement Agreement, the holding company of Asean Capital, Sunbase International Holdings Limited ("Sunbase International") undertakes to each of the Debenture Holders that Sunbase International shall not reduce its current issued beneficial shareholdings (being 100%) in the share capital of Asean Capital. In addition, one of the subsidiaries of Sunbase International, Extensive Resources Limited ("ERL") further granted a charge over 1,000,000 issued shares in the capital of Tianjing Development Holdings Limited held by ERL in favour of the trustee for and on behalf of the Debenture Holders. Tianjing Development Holdings Limited is a company listed in the Hong Kong Stock Exchange. The market value of the pledged shares was RMB 2,825 at June 30, 2000.

The maturity of the Installment Loan was as follows:


     Payable in period ending                RMB


     -   June 30, 2000                      17,483
     -   June 30, 2001                      35,248
     -   July 23, 2001                      40,305
                                            ------
                                            93,036
                                            ======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
       (Amounts in thousands, except number of shares and per share data)


7.  CONVERTIBLE DEBENTURES AND INSTALLMENT LOAN (continued)

    Since March 1999, default in repayment has been noted and, in accordance with the Settlement Agreement, the creditors of the Installment Loan are entitled to accelerate repayment of the principal amount outstanding together with the unpaid interest. Accordingly, the unpaid balance of the Installment Loan was classified as a current liability as at June 30, 2000.

    On March 1, 2000, the same parties of the Settlement Agreement further entered into a supplemental agreement (the "Supplemental Agreement") stating that (i) the Company shall, upon the receipt of the proceeds from the sale of Southwest Products pursuant to the Stock Purchase Agreement, repay US$2,600 for the partial settlement of the overdue portion of the Installment Loan; (ii) the creditors requested that the remaining portion of the overdue installments shall be immediately due but agreed not to demand immediate settlement of the undue portion which shall remain at the original repayment schedule, as set out in the Settlement Agreement; (iii) one of the guarantors, ERL agreed to grant a new charge on certain pledged listed shares, in favor of the trustee of the Debenture Holders; and (iv) the guarantee from Southwest Products shall be released upon the settlement of US$2,600.

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

ITEM 2 -   Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

OVERVIEW

    The Company continued to face difficulties in the first and second quarter of 2000 brought forward from the fourth quarter of 1999. Among these difficulties are the continued declining demand for bearings in the PRC, the inability to recovering debts due from state owned enterprises customers, and severe competitions in the bearing industry and continuing excessive production capacity in the industry. The aforesaid factors collectively contributed to the persisting adverse financial results in the second quarter of 2000. However, we can, when comparing with the fourth quarter of 1999 and the first quarter of 2000, the second quarter of 2000 noted improvement. This improvement was mainly caused by the general economic improvement in the PRC. For instance, the deflation situation has improved from 3% in 1999 to 2% in the second quarter of 2000. We hope that the situation will continue to improve with the government's stimulation policies on the economy in the past eighteen months to take effect.

    Unless otherwise indicated in this Item 2, all RMB and U.S. Dollar amounts except per share information are expressed in thousands ('000).


RESULTS OF OPERATION

Three months ended June 30, 1999 and 2000:

    The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended June 30, 1999 and 2000.


                                                       Three Months Ended June 30,
                                                  -------------------------------------
                                                   1999                             2000

                                                   RMB               %               RMB                %
                                                -------           -----           -------            -----
Sales                                           108,414            100.0           149,277            100.0
Cost of Sales                                  (104,186)           (96.1)         (132,260)           (88.6)
                                            -----------         --------       -----------          -------
Gross Profit                                      4,228              3.9            17,017             11.4
Selling expenses                                 (2,764)            (2.5)           (3,377)            (2.3)
General and administrative expenses             (13,363)           (12.3)          (15,821)             (11)
Interest expenses                               (12,769)           (11.8)           (3,037)            (2.0)
Net other income                                      -                -             1,171             0.78
                                            -----------          -------        ----------           ------
Operation loss
   Before
   minority interests                           (24,668)           (22.7)           (4,047)            (2.7)
Minority interests                               10,925             10.0             3,690             2.47
                                            -----------         --------        ----------          -------
Net income / (loss) from continuing
   operation                                    (13,743)           (12.7)             (357)           (0.23)
Net loss from discontinued operation,
   net of income taxes                          (12,209)           (11.3)                -                -
                                            -----------         --------         ---------           ------
Net income / (loss)                             (25,952)           (24.0)             (357)           (0.23)
                                            ===========         ========         =========           ======

Net Sales
---------

     Sales for the three months ended June 30, 2000 increased by RMB 40,863 or 37.7% to RMB 149,277 as compared to RMB 108,414 for the three months ended June 30, 1999. The increase in net sales for the three months ended June 30, 2000 was due to the increase in the sale of existing inventories, which in turn has enhanced the liquidity position of the Company.


Cost of Sales/Gross Profit
--------------------------

     Cost of sales for the three months ended June 30, 2000 increased by RMB 28,074 to RMB 132,260 as compared to RMB 104,186 for the three months ended June 30,1999. The cost of sales for the three months ended June 30, 2000 and 1999 was calculated using the gross profit method by reference to average annual gross profit ratios after taking the consideration of certain proportion of products of which they have no gross profit margin.

     The Company's gross profit from continuing operations for the three months ended June 30, 2000 increased from RMB 4,228 for the three months ended June 30, 1999 to RMB 17,017, an increase of RMB 12,790, or 300%. Gross profit as a percentage of revenue also increased from 3.9% for the three months ended June 30, 1999 to 11.4% for three months ended June 30, 2000. The increase in gross profit was mainly attributable to the improve in profit margin on new products. Gross profit is calculated on gross profit method by reference to average annual gross profit ratio after taking the consideration of certain proportion of products of which they have no gross profit margin and the gross profit margin on new products.


Selling Expenses
----------------

     Selling expenses for the three months ended June 30, 2000 slightly increased by RMB 613 or 23.9% to RMB 3,377 as compared to RMB 2,764 for the three months ended June 30, 1999. The slightly increase in selling expenses was due to the increase in travelling expenses by sales personnel for debt collection and development of new customers.


General and Administrative Expenses
-----------------------------------

     General and administrative expenses for the Company from continuing operations for the three months ended June 30, 2000 increased by RMB 2,458 or 18% to RMB 15,821 as compared to RMB 13,363 for the three months ended June 30, 1999. The increase was primarily caused by the increase in travelling expenses relating to the Company's continued effort in recovering accounts receivable due from its customers and finding and developing new customers and markets.

Interest Expenses
-----------------

  Interest expenses for the three months ended June 30, 2000 decreased by RMB 9,732 or 76% to RMB 3,037 as compared to RMB 12,769 for the three months ended June 30, 1999. The decrease in interest expense was primarily attributable to the reverse of loan interest payable on the secured promissory note created under Share Exchange Agreement in 1995.


Net Other Income
----------------

  Net other income for the three months ended June 30, 2000 increased significantly to RMB 1,171 as compared to RMB NIL for the three months ended June 30, 1999. The increase was mainly caused by the write-back of provision of loss on disposal of subsidiary under trust.


Net profit from continuing operations
-------------------------------------

  As a result of the aforementioned factors, net loss from continuing operations decreased by RMB 13,386 to RMB 357 for the three months ended June 30, 2000 as compared to a net loss RMB 13,743 for the three months ended June 30, 1999.

Six Months Ended June 30, 1999 and 2000:

  The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the six months ended June 30, 1999 and 2000.

                                                          Six Months Ended June 30,
                                               -------------------------------------------
                                                   1999                               2000
                                                    RMB               %                RMB                %
                                                -------           -----             -------            -----
Sales                                           221,754            100.0           297,776              100%
Cost of Sales                                  (213,107)           (96.1)         (279,680)           (93.9)
                                            -----------         --------       -----------         --------
Gross Profit                                      8,647              3.9            18,096              6.0
Selling expenses                                 (8,644)            (3.9)           (9,213)            (3.1)
General and administrative expenses             (23,473)           (10.6)          (29,328)            (9.8)
Interest expenses                               (28,675)           (12.9)          (18,133)            (6.0)
Net other income                                      -                -             1,955              0.6
                                            -----------          -------        ----------        ---------
Operation loss before minority interests        (52,145)           (23.5)          (36,623)           (12.3)
Minority interests                               23,217             10.5            18,445              6.2
                                            -----------         --------        ----------         --------
Net loss from continuing
   operation                                    (28,928)           (13.0)          (18,178)            (6.1)
Net loss from discontinued operation,
   net of income taxes                          (12,663)            (5.7)                -                -
                                            -----------         --------        ----------         --------
Net loss                                        (41,591)           (18.7)          (18,178)            (6.1)
                                            ===========         ========        ==========         ========


Net Sale
--------

  Net sales for the Company from continuing operations for the six months ended June 30, 2000 increased by RMB 76,022 to RMB 297,776, as compared to RMB 221,754 for the six months ended June 30, 1999. The increase in net sales for the period ended June 30, 2000 was primarily attributable to the increase in the sale of existing inventories, which in turn was enhanced the liquidity position of the Company.

Cost of Sales/Gross Profit
----------------------------

  Cost of sales for the Company from continuing operations for the six months ended June 30, 2000 increased to RMB 279,680 as compared to RMB 213,107 for the six months ended June 30, 1999. The cost of sales for the six months ended June 30, 2000 and 1999 was calculated using the gross profit method by reference to average annual gross profit ratios after taking the consideration of certain proportion of products of which they have no gross profit margin.

  The Company's gross profit from continuing operations for the six months ended June 30 1999, increased from RMB 8,647 for the six months ended June 30, 1999 to RMB 18,096, an increase of RMB 9,449 or 109.3%. Gross Profit as a percentage of revenue also increased from 3.9% for the six months ended June 30, 1999 to 11.4% for six months ended June 30, 2000. The increase in gross profit was mainly attributable to the improve in profit margin on new products. Gross profit is calculated on gross profit method by reference to average annual gross profit ratios after taking the consideration of certain proportion of products of which they have no gross profit margin and the gross profit margin on new products.


Selling Expenses
----------------

  Selling expenses for the Company from continuing operations for the six months ended June 30, 2000 increased by RMB 569 or 6.6% to RMB 9,213 as compared to RMB 8,644 for the six months ended June 30, 1999. The major reasons for the increase in selling expenses was attributed to the increase in travelling expenses by sales personnel for debt collection.


General and Administrative Expenses
-----------------------------------

  General and administrative expenses for the Company from continuing operations for the six months ended June 30, 2000 increased by RMB 5,855 or 24.9% to RMB 29,328 as compared to RMB 23,473 for the six months ended June 30, 1999. The increase was mainly caused by the increase in travelling expenses relating to the Company's continued effort in recovering accounts receivable due from its customers and finding and developing new customers end markets.


Interest Expenses
-----------------

  Interest expenses for the six months ended June 30, 2000 decreased by RMB 10,542 or 36.7% to RMB 18,133 as compared to RMB 28,675 for the six months ended June 30, 1999. The decrease in interest expense was primarily attributable to the reverse of loan interest payable on the secured promissory note created under Share Exchange Agreement in 1995.

Net Other Income
----------------

  Net other income for the six months ended June 30, 2000 increased significantly to RMB 1,171 as compared to RMB NIL for the six months ended June 30, 1999. The increase was mainly caused by the write-back of provision of loss on disposal of Subsidiary under trust.


Net loss from continuing operations
-----------------------------------

As a result of the aforementioned factors, net loss from continuing operations decreased by RMB 10,760 to RMB 18,178 for the six months ended June 30, 2000 as compared to RMB 28,928 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

  Net cash provided by operating activities from continuing operations was RMB 15,595 for the period ended June 30, 2000, as compared to net cash used in operating activities from continuing operations of RMB 8,295 for the period ended June 30, 1999. The increase in net cash provided by operating activities from continuing operations is primarily due to the reduction in net loss and decrease in inventories level during the period.

Investing activities

  Capital expenditure for the period ended June 30, 2000 of RMB 6,132 consisted of cost relating to the renovation of existing facilities and equipment, and were financed by internally generated funds, short-term and long term bank loans. The Company does not expect to spend more than the minimum required to maintain its equipment and facilities in 2000. As of June 30, 2000, the Company had no outstanding capital expenditure commitments. There were no other material capital expenditures expected in the near future.

Financing activities

  The Company has historically relied on both short-term and long-term bank loans from Chinese banks to support its operating requirements. Short-term bank loans, which have terms ranging from three months to six months, are utilized to finance operating requirements and capital requirements and are renewed on a revolving basis. Long-term bank loans are utilized to fund capital expansion projects. During the period ended June 30, 2000, the net increase in bank loans (after deducting repayment) was RMB 6,360. The Company believes that it will be able to continue to maintain and expand its bank borrowings under its current lending arrangements. On April 28, 2000, an amount of RMB 27,597 was repaid as partial settlement of the overdue portion on the installment loan. The financing on such repayment was made by sale of Southwest Products.

  In August 1996, China Bearings issued U.S.$11.5 million aggregate principal amount of the Convertible Debentures to three investors. The Convertible Debentures were convertible, at the option of the holders, in whole or in part, at any time into shares of Common Stock of the Company. The conversion price (the "Conversion Price") was initially US$5.00 per share, subject to adjustment for (a) a change in par value of the Common Stock, (b) the issuance of shares by way of capitalization of profits or reserves, (c) capital distributions, (d) a rights offering at a price which is less than the lower of the then market price of the Common Stock or the Conversion Price, (e) the issuance of derivative securities where the total consideration per share initially received is less than the lower of the then market price of the Common Stock or the Conversion Price, (f) the issuance of shares at a price per share which is less than the lower of the then market price of the Common Stock or the Conversion Price and
(g) if the cumulative audited earnings per common share for any two consecutive fiscal years commencing with the fiscal year ended December 31, 1996 and ending with the fiscal year ending December 31, 1998 are less than the specified projection of cumulative earnings per common share for such period. Due to the Company's failure to achieve the projected cumulative audited earnings per common share of US$1.79 for the two years ended December 31, 1997, the Conversion Price was adjusted to US$1.84 per share pursuant to the terms of the Subscription Agreement.

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

  At maturity, the Convertible Debentures were required to be redeemed at a redemption price equal to the principal amount then outstanding plus any accrued but unpaid interest, together with an amount sufficient to enable the Debenture Holders to receive an aggregate internal rate of return of 12% per annum on the cost of their investment. In addition, if any of the events of default specified in the Subscription Agreement occurred, the Convertible Debentures become automatically due and payable at the principal amount outstanding together with accrued and unpaid interest and an amount that would enable the Debenture Holders to yield an aggregate internal rate of return on their investment of 19.75% per annum. Events of default included breach of covenants after failure to cure after notice, failure to pay principal or interest, failure to pay indebtedness for borrowed money, certain events of bankruptcy or insolvency, judgement defaults, failure to achieve earnings per common share of at least US $0.55 for each fiscal year commencing January 1, 1996, accounts receivable reaching a certain level in relationship to net sales and delisting or suspension of trading of the Company's Common Stock from Nasdaq.

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

  China Bearing has failed to make the scheduled monthly payments under the Settlement Agreement since March 23, 1999. The total amount of principal and interest due as of June 30, 2000 are $4,725 and $865 respectively. Upon the completion of Southwest Product's sale on April 28, 2000, a payment of $2,600 was made as partial settlement of outstanding debt under the Settlement Agreement. After the payment, the total amount of principal and interest past due as of July 23, 2000 are $2,470 and $330 respectively. Thus, the Company, China Bearing and the other members of the Sunbase International will continue to seek further equitable resolution with the Debenture Holders regarding these amounts. While the Company believes that a workable soultion can be reached with the Debenture Holders in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.

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

INFLATION / DEFLATION AND CURRENCY MATTERS

  In recent years, the Chinese economy has experienced periods of rapid economic growth and high rates of inflation, which have from time to time, led to the adoption by the Chinese government of various corrective measures designed to regulate growth and control inflation. Since 1998, the general inflation rate in the PRC was under control, with the PRC experiencing a 2.1% deflation in prices for the period ended June 30, 2000 (1999: minus 3.0%). Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

  The Company continually monitors the effects of inflation and deflation. In view of the change in market conditions and increased competition, the Company in an inflationary market may be unable to raise its prices to shift a portion of the inflated costs to customers, and the Company in a deflationary market may be forced to lower its prices to maintain competitive prices. The price of bearing steel, the major raw material used by the Company, remained fairly stable during , 1998, 1999 and the first and second quarter of 2000.

  Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

  Although the Company has export ambitions, historically, substantially all of the Company's sales from businesses that it continues to own and operate have been domestic and settled in RMB. Moreover, historically, substantially all of the Company's costs from businesses that it continues to own and operate have been incurred in RMB. It is possible, however, that the revenue/cost profile of the Company could change in the future, and if it does, then it is possible that a devaluation of the RMB against the US Dollar could have a material adverse effect upon the results of operations. Currently, all the Company's bank debts are denominated in RMB. However, the Company has indebtedness in respect to the Convertible Debentures that is denominated in US dollars, so that a devaluation of the RMB against the US Dollar could have a material adverse effect upon the Cmpany's financial position. Although prior to 1994 the RMB experience significant devaluation against the US Dollar, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$1.00 to RMB 8.32 at December 31, 1995, RMB 8.3 at December 31, 1996, RMB 8.3 at December 31, 1997, RMB 8.3 at December 31, 1998, RMB 8.275 at December 31, 1999, RMB 8.275 at
June 30, 2000. The People's Bank of China has declared its intention not to devalue the RMB. However, it is possible that competitive pressures resulting from the significant devaluation of other Asian currencies will ultimately force the Government of China to reconsider its position on devaluation of the RMB.


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

Substantial Leverage; Inadequacy of Earnings to Cover Fixed Charges

     As at June 30, 2000, the Company has, on a consolidated basis, total indebtedness of approximately RMB 762,680 (US$ 92,167), resulting in a ratio of debt to total capitalization of 1,377:1 at that date. Substantially all of such indebtedness is denominated in RMB.

     The Company will require substantial cash flow to meet its repayment obligations on its indebtedness, as well as on any future additional indebtedness it may incur. In the first and second quarter of 2000, the Company's earnings were inadequate to cover fixed charges by approximately RMB 111,214 (US $13,440) (Note: For purposes of this calculation, the term "fixed charges" means the total amount of debt service (principal and interest) due under the Convertible Debentures, as modified by the Settlement Agreement, during the first and second quarter of 2000. The Promissory Note issued to Asean Capital did not appear to be meaningful for purposes of this calculation because the Promissory Note is subordinated to the Convertible Debentures and was issued to a related party. The term "earnings" means net loss from continued operations during the first and second quarter of 2000. Thus, for this calculation, the first and second quarter of 2000 net loss was simply added to the first and second quarter of 2000 debt service under the Convertible Debentures, as modified by the Settlement Agreement.)

     The ability of the Company to make scheduled interest payments on, and retire at maturity the principal of, its indebtedness is dependent on the Company's future performance. However, the Company experienced net loss from continuing operations and net cash flow from continuing operations of RMB 18,178 and RMB 23,164 for the period ended June 30, 2000, and RMB 41,591 and negative cash flow of RMB 14,292 for the period ended June 30, 1999, respectively. The Company expects that net losses may continue for the foreseeable future in view of the current economic situation in China and many other factors beyond its control. In addition, the Convertible Debentures and the Settlement Agreement impose significant operating and financial restrictions on the Company. Such restrictions limit the Company's ability to create liens and its use of the proceeds from certain asset sales. These factors may make the Company more vulnerable to economic and industry downturns, limit its ability to obtain additional financing to fund future working capital requirements, capital expenditures or other general corporate purposes, and reduce its flexibility in responding to changing business or economic conditions or to a substantial decline in operating results.

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

     The RMB is translated into U.S. dollars in consolidation, and will result in cumulative translation adjustments which are included in other comprehensive income (loss). For the first and second quarter of 2000, the potential effect on other comprehensive income (loss) resulting from a hypothetical 5%, 10% and 20% weakening in the quoted RMB rate against the U.S. dollar would have resulted in a $3, $6 and $11 decrease in consolidated stockholders' equity and a $105, $200 and $366 decrease in net loss as of June 30, 2000. The same hypothetical movements would have resulted in an RMB 4,652, RMB 9,304 and RMB 18,607 increase in the amount of debt service payable by the Company under the Settlement Agreement in the first and second quarter of 2000. Actual results may differ.

Interest Rate Risk

     The Company's bank loans are all fixed rate and denominated in RMB. Fixed rates range between 6.435% per annum and 9.24% per annum for short-term loans, and between 3.7% per annum and 15.12% per annum for long-term loans. The total amount of short-term bank loans outstanding as of June 30, 2000 was RMB 582,012 with an effective interest rate of 8.085% per annum. The total amount of long-term bank loans outstanding as of June 30, 2000 was RMB 81,025, with an effective interest rate of 8.4% per annum. In addition, the Company has indebtedness of RMB 93,036 and accrued interest payable of RMB 6,607 under the Settlement Agreement (and under the Convertible Debentures and Subscription Agreement in the event a satisfactory settlement can not be made pursuant to default under the Settlement Agreement) at fixed rates of interest. As such, the Company is exposed to interest rate risk on its long-term bank loans and in respect of its indebtedness under the Settlement Agreement (or Convertible Debentures and Subscription Agreement). Given banking practices in the PRC, the Company believes that it will be able to refinance its long-term bank loans at market rates whenever they drop significantly below the fixed rates specified on its long-term bank loans. At present, the Company believes that the risk of a significant drop in relevant market interest rates during the term of the debt under the Settlement Agreement is remote; however, the Company may consider entering into hedge transactions if such a risk is perceived to increase.

                                                     PART II.  OTHER INFORMATION

Item 1  Legal Proceedings

        There are no material developments.

Item 2  Changes in Securities and Use of Proceeds

        None

Item 3  Defaults Upon Senior Securities

            China Bearing has failed to make the scheduled monthly payments under the Settlement Agreement since March 23, 1999. The total amount of principal and interest due as of June 30, 2000 and US$4,725 and US$865 respectively. Upon the completion of Southwest Products' sale on April 28, 2000, a payment of US$2,600 was made as partial settlement of outstanding debt under the Settlement Agreement. After the payment, the total amount of principal and interest past due as of July 23, 2000 are US$2,470 and US$330 respectively. Thus, the Company, China Bearing and the other members of the Sunbase International will continue to seek further equitable resolution with the Debenture Holders regarding these amounts. While the company believes that a workable solution can be reached with Debenture Holders in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.

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


                                        SUNBASE ASIA INC.
                                        -----------------
                                        (Registrant)



Date: August 14, 2000                   By: /s/ Gunter Gao
                                        ------------------
                                        Gunter Gao
                                        Chairman, President and
                                        Chief Executive Officer



Date: August 14, 2000                   By: /s/ (Roger) Li Yuen Fai
                                        ---------------------------
                                        (Roger) Li Yuen Fai
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)