Form 10-Q
period 2000-09-30
SUNBASE ASIA INC
filed 2000-11-21
CIK 95626

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934
For the quarterly period ended September 30, 2000.



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
For the transition period from          to
                               --------    --------

                          Commission File No. 0-3132

                              SUNBASE ASIA, INC.
            (Exact name of Registrant as specified in its charter)

            Nevada                                             94-1612110
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

As of November 14, 2000, the Company had 14,118,867 shares of common stock issued and outstanding.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
                      -----------------------------------

                                                                                           Page
                                                                                           ----
INDEX

PART I:   FINANCIAL INFORMATION

          Item 1 -- Financial statements

                    Consolidated Condensed Balance Sheets (unaudited)
                    - December 31, 1999 and September 30, 2000                               3-4

                    Consolidated Condensed Statements of Income (unaudited)
                    - Three months and Nine months ended September 30, 1999 and 2000           5

                    Consolidated Condensed Statements of Cash Flows (unaudited)
                    - Six months ended September 30, 1999 and 2000                             6

                    Notes to Consolidated Condensed Financial Statements
                    (unaudited)
                    - Three months and Nine months ended September 30, 1999 and 2000        7-16

          Item 2 -- Management's Discussion and Analysis of                                17-28
                    Financial Condition and Results of Operations

          Item 3 -- Quantitative and Qualitative Disclosures about
                    Market Risk                                                               29

PART II:  OTHER INFORMATION

          Item 6 -- Exhibits and Reports on Form 8-K                                          30

SIGNATURES                                                                                    31

EXHIBIT 11 Computation of Earnings Per Common Share                                        32-33

                         PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements
         --------------------

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                     (Amounts in thousands, except number
                         of shares and per share data)

                                                           12/31/99              9/30/00

                                            Notes       RMB         US$       RMB        US$
                                                     ---------  ---------  ---------  ---------
ASSETS
Current assets
  Unrestricted cash and bank balances                    8,420      1,018      2,604        315
  Accounts receivable, net                             380,986     46,040    401,347     48,501
  Notes receivable                                       2,148        259         50          6
  Inventories, net                            4        448,121     54,153    460,754     55,680
  Other receivables                                     25,848      3,123     78,093      9,437
  Due from related companies                           192,589     23,273    212,803     25,717
                                                     ---------  ---------  ---------  ---------
Total current assets                                 1,058,112    127,866  1,155,651    139,656
Fixed assets                                           486,665     58,811    441,095     53,304
Net assets of discontinued operations         5         26,193      3,165          -          -
                                                     ---------  ---------  ---------  ---------
Total assets                                         1,570,970    189,842  1,596,746    192,960
                                                     =========  =========  =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short term bank loans                                575,652     69,565    595,012     71,905
  Installment Loan, current portion                    115,797     13,993     93,036     11,243
  Interest payable on Installment Loan                   4,102        496      7,706        931
  Long term bank loans, current portion                168,974     20,420     81,025      9,792
  Accounts payable                                     138,840     16,778    171,739     20,754
  Accrued liabilities and other payables               178,916     21,621    344,422     41,622
  Short term obligations under capital leases           22,774      2,752     22,774      2,752
  Secured promissory note                     6         24,825      3,000     24,825      3,000
  Income tax payable                                    40,703      4,918     65,984      7,973
  Taxes other than income                               75,140      9,081     78,101      9,438
  Due to related companies                              83,762     10,123     36,340      4,392

                                                     ---------  ---------  ---------  ---------
Total current liabilities                            1,429,485    172,747  1,520,964    183,802
Long term obligations under capital leases              24,777      2,994     13,390      1,618
Minority interests                                      97,596     11,794     72,244      8,731
                                                     ---------  ---------  ---------  ---------
                                                     1,551,858    187,535  1,606,598    194,151

                                                                   Continued/...

 The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
    AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED) (CONTINUED)
                     (Amounts in thousands, except number
                         of shares and per share data)

                                                                  12/31/99                      9/30/00
                                                       -----------------------------    -------------------------
                                                                RMB              US$            RMB           US$
                                                       ------------      -----------    -----------    ----------
Shareholders' equity:
Common Stock, par value US$ 0.001 each,
  50,000,000 shares authorized;
  14,118,867 (1999: 14,118,751) shares                          119               14            119            14
  issued, and fully paid-up
Preferred Stock, par value US$ 0.001 each,
   25,000,000 shares authorized;
      Convertible Preferred Stock - Series A;
      36 shares issued and outstanding                       44,533            5,381         44,533         5,381
      Contributed surplus                                   217,953           26,338        217,953        26,338
Reserves                                                     28,052            3,389         28,052         3,389
Accumulated other comprehensive income                        1,377              166            986           122
Accumulated losses                                         (272,922)         (32,981)      (301,495)      (36,435)
                                                       ------------      -----------    -----------    ----------
Total shareholders' equity                                   19,112            2,307         (9,852)       (1,191)
                                                       ------------      -----------    -----------    ----------
Total liabilities and shareholders' equity                1,570,970          189,842      1,596,746       192,960
                                                       ============      ===========    ===========    ==========



 The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
   FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND   2000
      (Amounts in thousands, except number of shares and per share data)

                                                     Nine Months Ended September 30,       Three Months Ended September 30,
                                                        1999         2000         2000         1999         2000         2000
                                      Notes              RMB          RMB          US$          RMB          RMB          US$
                                                 -----------   ----------   ----------   ----------   ----------   ----------
Net sales to
  -   Third parties                                  315,324      398,929       48,209      106,754      127,940       15,461
  -   Related parties                                 19,932       35,129        4,245        6,748        8,342        1,008
                                                 -----------   ----------   ----------   ----------   ----------   ----------
                                                     335,256      434,058       52,454      113,502      136,282       16,469
Cost of sales                                       (322,184)    (403,920)     (48,812)    (109,077)    (124,240)     (15,014)
                                                 -----------   ----------   ----------   ----------   ----------   ----------
Gross profit                                          13,072       30,138        3,642        4,425       12,042        1,455
Selling, general and
  Administrative expenses
  -   Third parties                                  (99,296)     (54,943)      (6,640)     (70,762)     (17,809)      (2,152)
  -   Related parties                                (86,941)      (2,110)        (255)     (83,358)        (703)         (85)
                                                 -----------   ----------   ----------   ----------   ----------   ----------
                                                    (186,237)     (57,053)      (6,895)    (154,120)     (18,512)      (2,237)
Interest expenses, net
  -   Third parties                                  (37,785)     (35,179)      (4,251)     (13,251)     (11,098)      (1,342)
  -   Related parties                                 (4,745)       5,948          719         (604)           -            -
                                                 -----------   ----------   ----------   ----------   ----------   ----------
                                                     (42,530)     (29,231)      (3,532)     (13,855)     (11,098)      (1,342)
Net other income/(expenses)                                -        2,221          268            -          267           32
                                                 -----------   ----------   ----------   ----------   ----------   ----------
                                                           -        2,221          268            -          267           32
Operating income / (loss) before
    Minority Interests                              (215,695)     (53,925)      (6,517)    (163,550)     (17,301)      (2,092)
Minority interests                                   102,257       25,352        3,063       79,040        6,907          835
                                                 -----------   ----------   ----------   ----------   ----------   ----------
Net income / (loss) from
    Continuing operation                            (113,438)     (28,573)      (3,454)     (84,510)     (10,394)      (1,257)
Net loss from discontinued
    Operation, net of income taxes                   (16,568)           -            -       (3,905)           -            -
                                                 -----------   ----------   ----------   ----------   ----------   ----------
Net income / (loss)                                 (130,006)     (28,573)      (3,454)     (88,415)     (10,394)      (1,257)
                                                 ===========   ==========   ==========   ==========   ==========   ==========

Income per common share                 2
  -   Basic income / (loss)
        from Continuing operation                      (8.03)       (2.02)       (0.24)       (5.99)       (0.74)      (0.089)
                                                 ===========   ==========   ==========   ==========   ==========   ==========
  -   Basic net income / (loss)                        (9.21)       (2.02)       (0.24)       (6.26)       (0.74)      (0.089)
                                                 ===========   ==========   ==========   ==========   ==========   ==========
  -   Diluted income / (loss) from
      continuing operation                             (8.03)       (2.02)       (0.24)       (5.99)       (0.74)      (0.089)
                                                 ===========   ==========   ==========   ==========   ==========   ==========
  -   Diluted net income / (loss)                      (9.21)       (2.02)       (0.24)       (6.26)       (0.74)      (0.089)
                                                 ===========   ==========   ==========   ==========   ==========   ==========

Number of shares outstanding :          2
  -   Basic                                       14,118,751   14,118,867   14,118,867   14,118,751   14,118,867   14,118,867
                                                 ===========   ==========   ==========   ==========   ==========   ==========
  -   Diluted                                     14,118,751   14,118,867   14,118,867   14,118,751   14,118,867   14,118,867
                                                 ===========   ==========   ==========   ==========   ==========   ==========


 The accompanying notes form an integral part of these consolidated condensed financial statements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                             (Amounts in thousand)

                                                                    Nine Months Ended September 30
                                                              ------------------------------------------
                                                        1999             1999           2000          2000
                                                         RMB              US$           RMB            US$
                                                       -------          ------        -------        ------
Cash flows from operating activities:
Net loss                                            (130,006)         (15,665)       (28,573)       (3,454)
Adjustments to reconcile income to net cash
   used in operating activities:
      Minority interests                            (102,257)         (12,320)       (25,352)       (3,063)
      Depreciation                                    50,282            6,058         57,532         6,952
      Share of net loss from discontinued
         operation                                    16,568            1,996              -             -
      Amortization of present value discount
       on deferred asset                               1,319              159              -             -
      Loss on disposal of fixed assets                     -                -            399            48
      Write-back of loss on disposal of                    -                -         (1,405)         (170)
      subsidiary under trust
Changes in operating assets and liabilities-
   (Increase) decrease in assets:
      Accounts receivable                            (21,676)          (2,610)       (20,361)       (2,461)
      Notes receivable                                 2,403              290          2,098           253
      Inventories                                    (10,369)          (1,249)       (12,633)       (1,527)
      Other receivables                              (14,544)          (1,753)       (52,245)       (6,314)
      Due from related companies                      87,913           10,592        (20,214)       (2,444)
Increase (decrease) in liabilities:
     Accounts payable                                 (9,447)          (1,138)        32,899         3,976
     Accrued liabilities and other payables           87,006           10,482         66,170         7,997
     Income tax payable                               27,892            3,360         25,281         3,055
     Taxes other than income                          (1,735)            (208)         2,961           357
     Due to related companies                        (16,408)          (1,976)       (47,422)       (5,731)
                                                  ----------        ---------    -----------    ----------
Net cash (used in) provided by operating
     Activities from Continuing operation            (33,059)          (3,982)       (20,865)       (2,526)
                                                  ----------        ---------    -----------     ---------
Cash flows from investing activities:
     Advances to subsidiaries proposed for
        Disposal                                      (1,385)            (167)             -             -
     Additions to fixed assets                        (2,114)            (255)       (12,418)       (1,500)
                                                  ----------        ---------     ----------      --------
Net cash used in investing activities                 (3,499)            (422)       (12,418)       (1,500)
                                                  ----------        ---------     ----------      --------
Cash flows from financing activities:
   Repayment on installment loan                           -                -        (22,761)       (2,750)
   Interest payable on installment loan                    -                -          3,604           435
   Net sale proceeds on disposal of subsidiary
      under trust                                          -                -         27,598         3,335
   Sale proceeds on disposal of fixed assets               -                -             57             7
   Net increase in bank loans                         55,542            6,691         19,360         2,340
                                                   ---------         --------     ----------      --------
   Net cash provided by financing                     55,542            6,691         27,858         3,367
      activities                                   ---------         --------     ----------      --------

Net increase / (decrease) in cash and cash
     equivalents                                      18,984            2,287         (5,425)         (659)
Translation difference                                     -                -           (391)          (44)
Cash and cash equivalents, at beginning of
   period                                             19,075            2,298          8,420         1,018
                                                  ----------         --------      ---------      --------
Cash and cash equivalents, at end of period           38,059            4,585          2,604           315
                                                  ==========         ========      =========      ========
Non-cash transaction:
Financing of lease arrangements                       15,532            1,871         19,755         2,389
                                                  ==========         ========      =========      ========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
                                 1999 AND 2000
       (Amounts in thousands, except number of shares and per share data)


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

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
                                 1999 AND 2000
       (Amounts in thousands, except number of shares and per share data)


2.   BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All material intercompany balances and transactions were eliminated on consolidation.

     The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position as at September 30, 2000, the results of operations for the nine months ended September 30, 1999 and 2000, and the changes in cash flows for the nine months ended September 30, 1999 and 2000 respectively. These adjustments are of a normal recurring nature.

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

     In 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for the nine months ended September 30, 1999 and 2000 have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
                                 1999 AND 2000
       (Amounts in thousands, except number of shares and per share data)


2.   BASIS OF PRESENTATION (continued)

     The exercise of outstanding warrants is not included as part of the assumption in the calculation of diluted earnings per share as the share price of the Company for the nine months ended September 30, 1999 and 2000 was lower than the exercise prices.

     The diluted loss per share for the nine months ended September 30, 2000 is the same as the basic loss per share as there was an antidilution effect which reduces the loss per share. The calculation which resulted in such an antidilution was based on the assumptions that the conversion rights under the Covertible Debentures had been fully exercised, at the adjusted exercise price as stated in note 7, and the redemption of preferred shares, both on January 1, 1998.

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

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


3.   FOREIGN CURRENCY TRANSLATION AND EXCHANGE (continued)

     For financial reporting purposes, translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate quoted by the People's Bank of China on September 30, 2000 of US$ 1.00 = RMB 8.275. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rate on September 30, 2000 or at any other certain rate on September 30, 2000.

4.   INVENTORIES

     Inventories consist of the following at December 31, 1999 and September 30, 2000:

                                               December 31, 1999                    September 30, 2000
                                               -----------------                 -----------------------
                                               RMB               US$                RMB              US$
                                             ------             ----               -----            ----
Raw materials                               120,515             14,564             97,078           11,731
Work-in-progress                            126,888             15,334             81,883            9,895
Finished goods                              412,018             49,790            493,093           59,589
                                         ----------          ---------         ----------       ----------
                                            659,421             79,688            672,054           81,215
Less: Allowance for obsolescence           (211,300)           (25,535)          (211,300)         (25,535)
                                         ----------         ----------         ----------       ----------
Inventories, net                            448,121             54,153            460,754           55,680
                                         ==========         ==========         ==========       ==========

5.   DISCONTINUED OPERATIONS

                                                    December 31, 1999             September 30, 2000
                                                   ------------------           -----------------------
                                                  RMB             US$               RMB             US$
                                                 ------           ----            -------           ----
Cost of investment                               28,288           3,418                 -               -
Share of accumulated losses of the
  unconsolidated subsidiary                     (33,834)         (4,088)                -               -
                                             ----------      ----------        ----------      ----------
Net carrying value                               (5,546)           (670)                -               -
Due from the unconsolidated subsidiary           31,739           3,835                 -               -
                                             ----------      ----------        ----------      ----------
                                                 26,193           3,165                 -               -
                                             ==========      ==========        ==========      ==========

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
           FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
                                 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)


5.  DISCONTINUED OPERATIONS (continued)

    The net assets of Southwest Products at December 31, 1999 and September 30, 2000 were as follows:-

                                                           December 31                    September 30
                                                           -----------                    ------------
                                                      1999              1999          2000             2000
                                                       RMB               US$           RMB              US$
                                                   -------           -------       -------          -------

Cash and bank balances                               1,248               151             -                -
Inventories                                         16,819             2,033             -                -
Accounts receivables                                 3,413               412             -                -
Prepayment, deposit and other receivables              199                24             -                -
                                                   -------           -------       -------          -------
Current assets                                      21,679             2,620             -                -
Property, plant and equipment, net                  11,849             1,432             -                -
Goodwill  *                                              -                 -             -                -
Long term investment                                   151                18             -                -
                                                   -------           -------       -------          -------
                                                    33,679             4,070             -                -
                                                   -------           -------       -------          -------

Accounts payable                                   ( 2,225)           (  269)            -                -
Other payables                                     ( 5,178)           (  626)            -                -
Taxes other than income                              (  76)            (  10)            -                -
Income taxes                                            (7)                -
Due to holding company                             (31,739)           (3,835)            -                -
                                                   -------           -------       -------          -------
Current liabilities                                (39,225)           (4,740)            -                -
                                                   -------           -------       -------          -------
Net assets/(deficieny in assets)                   ( 5,546)           (  670)            -                -
                                                   =======           =======       =======          =======
* Goodwill of Southwest Products comprised:
  Cost                                              10,760             1,300             -                -
  Less :  Amortization                             (   832)          (   101)            -                -
  Less :  Write-off                                ( 9,928)          ( 1,199)            -                -
                                                   -------           -------       -------          -------
                                                         -                 -             -                -
                                                   =======           =======       =======          =======

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

                     SUNBASE ASIA, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
           FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
                                1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)

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

  Pursuant to an undertaking as a supplement to the Settlement Agreement, Asean Capital unconditionally and irrevocably guarantees and undertakes to each of the Debenture Holders that for so long as any of the obligations of the Company under the Settlement Agreement remain outstanding the full due and punctual payment of all sums now or subsequently payable under the Settlement Agreement by China Bearing and agrees to perform or procure the performance of such payment obligations of China Bearing. Pursuant to the Settlement Agreement, the holding company of Asean Capital, Sunbase International Holdings Limited ("Sunbase International") undertakes to each of the Debenture Holders that Sunbase International shall not reduce its current issued beneficial shareholdings (being 100%) in the share capital of Asean Capital. In addition, one of the subsidiaries of Sunbase International, Extensive Resources Limited ("ERL") further granted a charge over 1,000,000 issued shares in the capital of Tianjing Development Holdings Limited held by ERL in favour of the trustee for and on behalf of the Debenture Holders. Tianjing Development Holdings Limited is a company listed in the Hong Kong Stock Exchange. The market value of the pledged shares was RMB 2,525 at September 30, 2000.

The maturity of the Installment Loan was as follows:

     Payable in period ending                RMB


     -   September 30, 2000                 26,294
     -   July 23, 2001                      66,742
                                            ------
                                            93,036
                                            ======

                      SUNBASE ASIA, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS (UNAUDITED)
           FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
                                 1999 AND 2000
      (Amounts in thousands, except number of shares and per share data)


7.   CONVERTIBLE DEBENTURES AND INSTALLMENT LOAN (continued)

     Since March 1999, default in repayment has been noted and, in accordance with the Settlement Agreement, the creditors of the Installment Loan are entitled to accelerate repayment of the principal amount outstanding together with the unpaid interest. Accordingly, the unpaid balance of the Installment Loan was classified as a current liability as at September 30, 2000.

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

ITEM 2 -   Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

OVERVIEW

   The Company continued to face difficulties in the first to third quarter of 2000 brought forward from the fourth quarter of 1999. Among these difficulties are the continued weakening demand for bearings in the PRC, the inability to recover debts due from state owned enterprises customers, and severe competitions in the bearing industry and continuing excessive production capacity in the industry. The aforesaid factors collectively contributed to the persisting adverse financial results in the third quarter of 2000. However, we can, when comparing with the fourth quarter of 1999 and the first and second quarter of 2000, the third quarter of 2000 noted improvement. This improvement was mainly caused by the general economic improvement in the PRC. For instance, the deflation situation has improved from 3% in 1999 to 2% in the third quarter of 2000. We hope that the situation will continue to improve with the government's stimulation policies on the economy in the past eighteen months to take effect.

   Unless otherwise indicated in this Item 2, all RMB and U.S. Dollar amounts except per share information are expressed in thousands ( '000).


RESULTS OF OPERATION

Three months ended September 30, 1999 and 2000:

   The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the three months ended September 30, 1999 and 2000.

                                                       Three Months Ended September 30,
                                                   ---------------------------------------
                                                   1999                               2000

                                                    RMB                %               RMB                %
                                                    ---              ---               ---              ---
Sales                                           113,502            100.0           136,282            100.0
Cost of Sales                                  (109,077)           (96.1)         (124,240)           (91.2)
                                            -----------      -----------       -----------      -----------
Gross Profit                                      4,425              3.9            12,042              8.8
Selling expenses                                 (2,848)            (2.5)           (3,407)            (2.5)
General and administrative expenses            (151,272)          (133.3)          (15,105)           (11.1)
Interest expenses                               (13,855)           (12.2)          (11,098)            (8.1)
Net other income                                      -                -               267              0.2
                                            -----------      -----------       -----------      -----------
Operation loss before minority interests       (163,550)          (144.1)          (17,301)           (12.7)
Minority interests                               79,040             69.6             6,907              5.1
                                            -----------      -----------       -----------      -----------
Net income / (loss) from continuing
   Operation                                    (84,510)           (74.5)          (10,394)            (7.6)
Net loss from discontinued operation,
   net of income taxes                           (3,905)            (3.4)                -                -
                                            -----------      -----------       -----------      -----------
Net income / (loss)                             (88,415)           (77.9)          (10,394)            (7.6)
                                            ===========      ===========       ===========      ===========

Net Sales
---------

  Sales for the three months ended September 30, 2000 increased by RMB 22,780 or 20% to RMB 136,282 as compared to RMB 113,502 for the three months ended September 30, 1999. The increase in net sales for the three months ended September 30, 2000 was due to the improvement of market condition and the Company's marketing effort for its existing and new customers.


Cost of Sales/Gross Profit
--------------------------

  Cost of sales for the three months ended September 30, 2000 increased by RMB 15,163 to RMB 124,240 as compared to RMB 109,077 for the three months ended September 30,1999. The cost of sales for the three months ended September 30, 2000 and 1999 was calculated using the gross profit method by reference to average annual gross profit ratios after taking the consideration of certain proportion of products of which they have no gross profit margin.

  The Company's gross profit from continuing operations for the three months ended September 30, 2000 increased from RMB 4,425 for the three months ended September 30, 1999 to RMB 12,042, an increase of RMB 7,617, or 172%. Gross profit as a percentage of revenue also increased from 3.9% for the three months ended September 30, 1999 to 8.8% for three months ended September 30, 2000. The increase in gross profit was mainly attributed to the improvement in profit margin on new products. Gross profit is calculated on gross profit method by reference to average annual gross profit ratio after taking the consideration of certain proportion of products of which they have no gross profit margin and the gross profit margin on new products.


Selling Expenses
----------------

  Selling expenses for the three months ended September 30, 2000 slightly increased by RMB 559 or 19.6% to RMB 3,407 as compared to RMB 2,848 for the three months ended September 30, 1999. The slightly increase in selling expenses was due to the increase in travelling expenses by sales personnel for debt collection and development of new customers.


General and Administrative Expenses
-----------------------------------

  General and administrative expenses for the Company from continuing operations for the three months ended September 30, 2000 decreased by RMB 136,167 or 90% to RMB 15,105 as compared to RMB 151,272 for the three months ended September 30, 1999. The decrease was primarily caused by the significant decrease in provision for absolute stocks.

Interest Expenses
-----------------

  Interest expenses for the three months ended September 30, 2000 decreased by RMB 2,757 or 19.9% to RMB 11,098 as compared to RMB 13,855 for the three months ended September 30, 1999. The decrease in interest expense was primarily attributable to the decrease in bank loans as compared to third quarter of 1999 and reduction in interest rate in the PRC.


Net loss from continuing operations
-----------------------------------

  As a result of the aforementioned factors, net loss from continuing operations decreased by RMB 74,116 to RMB 10,394 for the three months ended September 30, 2000 as compared to a net loss RMB 84,510 for the three months ended September 30, 1999.

Nine Months Ended September 30, 1999 and 2000:

  The following table sets forth certain unaudited operating data (in RMB and as a percentage of the Company's sales) for the nine months ended September 30, 1999 and 2000.

                                                    Nine Months Ended September 30,
                                                 --------------------------------------
                                                 1999                              2000

                                                  RMB               %               RMB                %
                                                -------           -----           -------            -----

Sales                                           335,256            100.0           434,058              100%
Cost of Sales                                  (322,184)           (96.1)         (403,920)           (93.1)
                                            -----------         --------        ----------         --------
Gross Profit                                     13,072              3.9            30,138              6.9
Selling expenses                                (11,492)            (3.4)          (13,890)            (3.2)
General and administrative expenses            (174,745)           (52.1)          (43,163)            (9.9)
Interest expenses                               (42,530)           (12.7)          (29,231)            (6.7)
Net other income                                      -                -             2,221              0.5
                                            -----------         --------        ----------         --------
Operation loss before minority interests       (215,695)           (64.3)          (53,925)           (12.4)
Minority interests                              102,257             30.5            25,352              5.8
                                            -----------         --------        ----------         --------
Net loss from continuing
   operation                                   (113,438)           (33.8)          (28,573)            (6.6)
Net loss from discontinued operation,
   net of income taxes                          (16,568)            (5.0)                -                -
                                            -----------         --------        ----------         --------
Net loss                                       (130,006)           (38.8)          (28,573)            (6.6)
                                            ===========         ========        ==========         ========


Net Sale
--------

  Net sales for the Company from continuing operations for the nine months ended September 30, 2000 increased by RMB 98,802 or 29.5% to RMB 434,058, as compared to RMB 335,256 for the nine months ended September 30, 1999. The increase in net sales for the period ended September 30, 2000 was primarily attributable to the improvement of market condition and the Company's marketing effort for its existing and new customers.

Cost of Sales / Gross Profit
----------------------------

  Cost of sales for the Company from continuing operations for the nine months ended September 30, 2000 increased to RMB 403,920 as compared to RMB 322,184 for the nine months ended September 30, 1999. The cost of sales for the nine months ended September 30, 2000 and 1999 was calculated using the gross profit method by reference to average annual gross profit ratios after taking the consideration of certain proportion of products of which they have no gross profit margin.

  The Company's gross profit from continuing operations for the nine months ended September 30 1999, increased from RMB 13,072 for the nine months ended September 30, 1999 to RMB 30,138, an increase of RMB 17,066 or 130%. Gross Profit as a percentage of revenue also increased from 3.9% for the nine months ended September 30, 1999 to 6.9% for nine months ended September 30, 2000. The increase in gross profit was mainly attributed to the improvement in profit margin on new products. Gross profit is calculated on gross profit method by reference to average annual gross profit ratios after taking the consideration of certain proportion of products of which they have no gross profit margin and the gross profit margin on new products.


Selling Expenses
----------------

  Selling expenses for the Company from continuing operations for the nine months ended September 30, 2000 increased by RMB 2,398 or 20.9% to RMB 13,890 as compared to RMB 11,492 for the nine months ended September 30, 1999. The major reasons for the increase in selling expenses was attributed to the increase in travelling expenses by sales personnel for debt collection.


General and Administrative Expenses
-----------------------------------

  General and administrative expenses for the Company from continuing operations for the nine months ended September 30, 2000 decreased by RMB 131,582 or 75.3% to RMB 43,163 as compared to RMB 174,745 for the nine months ended September 30, 1999. The decrease was mainly caused by the significant decrease in provision for absolute stocks.

Interest Expenses
-----------------

  Interest expenses for the nine months ended September 30, 2000 decreased by RMB 13,299 or 31.3% to RMB 29,231 as compared to RMB 42,530 for the nine months ended September 30, 1999. The decrease in interest expense was primarily attributable to the decrease in bank loans as compared to 1999 and reduction in interest rate in the PRC.


Net Other Income
----------------

  Net other income for the nine months ended September 30, 2000 increased significantly to RMB 2,221 as compared to RMB NIL for the nine months ended September 30, 1999. The increase was mainly caused by the write-back of provision of loss on disposal of Subsidiary under trust.


Net loss from continuing operations
-----------------------------------

As a result of the aforementioned factors, net loss from continuing operations decreased by RMB 84,865 to RMB 28,573 for the nine months ended September 30, 2000 as compared to RMB 113,438 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

  Net cash used by operating activities from continuing operations was RMB 20,865 for the period ended September 30, 2000, as compared to RMB 33,059 for the period ended September 30, 1999. The decrease in net cash used by operating activities from continuing operations is primarily due to the reduction in net loss during the period.

Investing activities

  Capital expenditure for the period ended September 30, 2000 of RMB 12,418 consisted of cost relating to the renovation of existing facilities and equipment, and were financed by internally generated funds, short-term and long term bank loans. The Company does not expect to spend more than the minimum required to maintain its equipment and facilities in 2000. As of September 30, 2000, the Company had no outstanding capital expenditure commitments. There were no other material capital expenditures expected in the near future.

Financing activities

  The Company has historically relied on both short-term and long-term bank loans from Chinese banks to support its operating requirements. Short-term bank loans, which have terms ranging from three months to six months, are utilized to finance operating requirements and capital requirements and are renewed on a revolving basis. Long-term bank loans are utilized to fund capital expansion projects. During the period ended September 30, 2000, the net increase in bank loans (after deducting repayment) was RMB 19,360. The Company believes that it will be able to continue to maintain and expand its bank borrowings under its current lending arrangements. On April 28, 2000, an amount of RMB 27,598 was repaid as partial settlement of the overdue portion on the installment loan. The financing on such repayment was made by sale of Southwest Products.

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

  China Bearing has failed to make the scheduled monthly payments under the Settlement Agreement since March 23, 1999. Upon the completion of Southwest Product's sale on April 28, 2000, a payment of $2,600 was made as partial settlement of outstanding debt under the Settlement Agreement. After the payment, the total amount of overdue principal and interest as of September 30, 2000 are $7,092 and $1,296 respectively. The Company, China Bearing and the other members of the Sunbase International will continue to seek further equitable resolution with the Debenture Holders regarding these amounts. While the Company believes that a workable soultion can be reached with the Debenture Holders in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.

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

Payment Period                      Amount
--------------                      -----------
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

INFLATION / DEFLATION AND CURRENCY MATTERS

  In recent years, the Chinese economy has experienced periods of rapid economic growth and high rates of inflation, which have from time to time, led to the adoption by the Chinese government of various corrective measures designed to regulate growth and control inflation. Since 1998, the general inflation rate in the PRC was under control, with the PRC experiencing a 2.1% deflation in prices for the period ended September 30, 2000 (1999: minus 3.0%). Since 1993, the Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

  The Company continually monitors the effects of inflation and deflation. In view of the change in market conditions and increased competition, the Company in an inflationary market may be unable to raise its prices to shift a portion of the inflated costs to customers, and the Company in a deflationary market may be forced to lower its prices to maintain competitive prices. The price of bearing steel, the major raw material used by the Company, remained fairly stable during , 1998, 1999 and the first to third quarter of 2000.

  Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

  Although the Company has export ambitions, historically, substantially all of the Company's sales from businesses that it continues to own and operate have been domestic and settled in RMB. Moreover, historically, substantially all of the Company's costs from businesses that it continues to own and operate have been incurred in RMB. It is possible, however, that the revenue/cost profile of the Company could change in the future, and if it does, then it is possible that a devaluation of the RMB against the US Dollar could have a material adverse effect upon the results of operations. Currently, all of the Company's bank debts are denominated in RMB. However, the Company has indebtedness in respect of the Convertible Debentures that is denominated in US dollars, so that a devaluation of the RMB against the US Dollar could have a material adverse effect upon the Company's financial position. Although prior to 1994 the RMB experienced significant devaluation against the US Dollar, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$1.00 to RMB
8.32 at December 31, 1995, RMB 8.3 at December 31, 1996, RMB 8.3 at December 31, 1997, RMB 8.3 at December 31, 1998, RMB 8.275 at December 31, 1999, RMB 8.275 at
March 31, 2000, RMB 8.275 at June 30, 2000 and RMB 8.275 at September 30, 2000.
The People's Bank of China has declared its intention not to devalue the RMB. However, it is possible that competitive pressures resulting from the significant devaluation of other Asian currencies will ultimately force the Government of China to reconsider its position on devaluation of the RMB.

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

Substantial Leverage; Inadequacy of Earnings to Cover Fixed Charges

  As at September 30, 2000, the Company has, on a consolidated basis, total indebtedness of approximately RMB 769,073 (US$ 92,940), and shareholders' deficit of RMB 9,852 (US$ 1,191) at that date. Substantially all of such indebtedness is denominated in RMB.

  The Company will require substantial cash flow to meet its repayment obligations on its indebtedness, as well as on any future additional indebtedness it may incur. In the first to third quarter of 2000, the Company's earnings were inadequate to cover fixed charges by approximately RMB 121,609 (US $14,697) (Note: For purposes of this calculation, the term "fixed charges" means the total amount of debt service (principal and interest) due under the Convertible Debentures, as modified by the Settlement Agreement, during the first and second quarter of 2000. The Promissory Note issued to Asean Capital did not appear to be meaningful for purposes of this calculation because the Promissory Note is subordinated to the Convertible Debentures and was issued to a related party. The term "earnings" means net loss from continued operations during the first to third quarter of 2000. Thus, for this calculation, the first to third quarter of 2000 net loss was simply added to the first to third quarter of 2000 debt service under the Convertible Debentures, as modified by the Settlement Agreement.)

  The ability of the Company to make scheduled interest payments on, and retire at maturity the principal of, its indebtedness is dependent on the Company's future performance. However, the Company experienced operating losses and negative cash flow from continuing operations of RMB 53,925 and RMB 20,865 for the period ended September 30, 2000; RMB 215,695 and RMB 33,059 for the period ended September 30, 1999, respectively. The Company expects that net losses may continue for the foreseeable future in view of the current economic situation in China and many other factors beyond its control. In addition, the Convertible Debentures and the Settlement Agreement impose significant operating and financial restrictions on the Company. Such restrictions limit the Company's ability to create liens and its use of the proceeds from certain asset sales. These factors may make the Company more vulnerable to economic and industry downturns, limit its ability to obtain additional financing to fund future working capital requirements, capital expenditures or other general corporate purposes, and reduce its flexibility in responding to changing business or economic conditions or to a substantial decline in operating results.

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

  The RMB is translated into U.S. dollars in consolidation, and will result in cumulative translation adjustments which are included in other comprehensive income (loss). For the first to third quarter of 2000, the potential effect on other comprehensive income (loss) resulting from a hypothetical 5%, 10% and 20% weakening in the quoted RMB rate against the U.S. dollar would have resulted in a $56, $108 and $198 increase in consolidated stockholders' deficit and a $164,

$314 and $576 decrease in net loss as of September 30, 2000. The same hypothetical movements would have resulted in an RMB 4,652, RMB 9,304 and RMB 18,607 increase in the amount of debt service payable by the Company under the Settlement Agreement in the first to third quarter of 2000. Actual results may differ.

Interest Rate Risk

  The Company's bank loans are all fixed rate and denominated in RMB. Fixed rates range between 6.435% per annum and 9.24% per annum for short-term loans, and between 3.7% per annum and 15.12% per annum for long-term loans. The total amount of short-term bank loans outstanding as of September 30, 2000 was RMB 595,012 with an effective interest rate of 8.085% per annum. The total amount of long-term bank loans outstanding as of September 30, 2000 was RMB 81,025, with an effective interest rate of 8.4% per annum. In addition, the Company has indebtedness of RMB 93,036 and accrued interest payable of RMB 7,706 under the Settlement Agreement (and under the Convertible Debentures and Subscription Agreement in the event a satisfactory settlement can not be made pursuant to default under the Settlement Agreement) at fixed rates of interest. As such, the Company is exposed to interest rate risk on its long-term bank loans and in respect of its indebtedness under the Settlement Agreement (or Convertible Debentures and Subscription Agreement). Given banking practices in the PRC, the Company believes that it will be able to refinance its long-term bank loans at market rates whenever they drop significantly below the fixed rates specified on its long-term bank loans. At present, the Company believes that the risk of a significant drop in relevant market interest rates during the term of the debt under the Settlement Agreement is remote; however, the Company may consider entering into hedge transactions if such a risk is perceived to increase.

                                                     PART II.  OTHER INFORMATION

Item 1 Legal Proceedings

       There are no material developments.

Item 2 Changes in Securities and Use of Proceeds

       None

Item 3 Defaults Upon Senior Securities

           China Bearing has failed to make the scheduled monthly payments under the Settlement Agreement since March 23, 1999. Upon the completion of Southwest Products' sale on April 28, 2000, a payment of US$2,600 was made as partial settlement of outstanding debt under the Settlement Agreement. After the payment, the total amount of overdue principal and interest as of September 30, 2000 are US$7,092 and US$1,296 respectively. The Company, China Bearing and the other members of the Sunbase International will continue to seek further equitable resolution with the Debenture Holders regarding these amounts. While the company believes that a workable solution can be reached with Debenture Holders in due course, no assurance can be given as to when or if such negotiations will result in a resolution that is favorable to the Company.

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


                                      SUNBASE ASIA INC.
                                      -----------------
                                      (Registrant)



Date:  November 20, 2000              By:  /s/ Gunter Gao
                                      -------------------
                                      Gunter Gao
                                      Chairman, President and
                                      Chief Executive Officer



Date:  November 20, 2000              By:  /s/ (Roger) Li Yuen Fai
                                      ----------------------------
                                      (Roger) Li Yuen Fai
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)